Form 10QSB
WALKER WINGSAIL AMERICA INC
filed 1996-05-20
CIK 942652

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number: 0-27274
                                                 -------

                          WALKER WINGSAIL AMERICA, INC.
                          -----------------------------
        (Exact name of Small Business Issuer as specified in its charter)


          DELAWARE                               04-3293446-11210942
          --------                               -------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

           DEVONPORT ROYAL DOCKYARD, PLYMOUTH, DEVON, ENGLAND      PL1 4SG
           ---------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 011-44-1752-605426
                                                    ------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                 -------     ------

       The aggregate number of shares of Common Stock, outstanding as of May 15, 1996 was: 2,352,650

                          WALKER WINGSAIL AMERICA, INC.

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets-
              March 31, 1996 and December 31, 1995.........................2

           Condensed Statements of Operations-
              For the Three Months ended March 31, 1996,
              For the Period From  Inception  (January  19,
              1995) to March 31, 1995 and Cumulative From
              Inception (January 19, 1995) to March 31, 1996...............3

           Condensed Statements of Cash Flows-
              For the Three Months ended March 31, 1996,
              For the Period From  Inception  (January  19,
              1995) to March 31, 1995 and Cumulative From
              Inception (January 19, 1995) to March 31, 1996...............4

           Notes to Condensed Financial Statements.........................5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................6


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................8

                Signatures



PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



CONDENSED BALANCE SHEETS                                                                          WALKER WINGSAIL AMERICA, INC.
                                                                                                  (A DEVELOPMENT STAGE COMPANY)
------------------------------------------------------------------------------------------------------------------------------------




                                                                                              MARCH 31,              DECEMBER 31,
                                                                                                1996                     1995
                                                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
     Cash                                                                                  $    284,381           $     79,250
     Prepaid Expenses and Other Current Assets                                                    5,516                 12,689
------------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                            289,897                 91,939

Demonstration Yacht, Net of Accumulated Depreciation of $5,302 (Note 3)                            -                   348,150
Intangible Assets, Net of Accumulated Amortization of $40,800 and
     $29,669, Respectively.                                                                     885,511                896,643
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                               $  1,175,408           $  1,336,732
                                                                                          ==============         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Expenses                                                 $     40,134           $     44,490
     Note Payable, Net of Unamortized Discount
        of $7.500  (Note 4)                                                                     142,500                   -
     Customer Deposits                                                                           34,881                 24,958
     Due to Affiliated Entity                                                                   166,559                246,536
------------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                       384,074                315,984

License and Sub-license Agreement Obligation                                                    614,085                693,085
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                               998,159              1,009,069
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
     Preferred Stock: $.001 Par Value; 5,000,000 Shares Authorized                                 -                      -
     Common Stock: $.001 Par Value; 20,000,000 Shares Authorized;
        2,352,680 and 2,295,680 Shares Issued and Outstanding,
        Respectively (Notes 4 and 7)                                                              2,353                  2,296
     Additional Paid-in Capital                                                                 823,281                809,338
     Deficit Accumulated During Development Stage                                              (648,385)              (483,971)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                      177,249                327,663
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $  1,175,408           $  1,336,732
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                ==============         ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




CONDENSED STATEMENTS OF OPERATIONS                                                                  WALKER WINGSAIL AMERICA, INC.
                                                                                                    (A DEVELOPMENT STAGE COMPANY)
------------------------------------------------------------------------------------------------------------------------------------





                                                                  FOR THE THREE         FOR THE PERIOD                CUMULATIVE
                                                                   MONTHS ENDED          FROM INCEPTION             FROM INCEPTION
                                                                     MARCH 31,         (JANUARY 19, 1995)         (JANUARY 19, 1995)
                                                                       1996            TO MARCH 31, 1995          TO MARCH 31, 1996
                                                                    (UNAUDITED)           (UNAUDITED)                (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                     $   178,197             $     71,900               $    675,294
------------------------------------------------------------------------------------------------------------------------------------

Other Income:
     Gain on Sale of Demonstration Yacht                               8,850                     -                         8,850
     Interest Income                                                   3,965                     -                         5,562
     Other Income                                                      2,100                     -                         2,100
     Gain (Loss) on Foreign Currency Exchange Rate                    (1,132)                    -                        10,397
------------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                                    13,783                     -                        26,909
------------------------------------------------------------------------------------------------------------------------------------

Net Loss from Development Stage Operations                       $  (164,414)            $    (71,900)              $   (648,385)
                                                                 ===================================================================

Net Loss per Share                                               $     (0.07)            $      (0.08)              $      (0.37)
                                                                 ===================================================================
Weighted Average Number of Common
     Shares Outstanding                                            2,302,493                  894,204                   1,736,735
                                                                 ===================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




CONDENSED STATEMENTS OF CASH FLOWS                 WALKER WINGSAIL AMERICA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------





                                                                     FOR THE THREE           FOR THE PERIOD            CUMULATIVE
                                                                     MONTHS ENDED            FROM INCEPTION         FROM INCEPTION
                                                                       MARCH 31,           (JANUARY 19, 1995)     (JANUARY 19, 1995)
                                                                         1996            TO MARCH 31, 1995         TO MARCH 31, 1996
                                                                      (UNAUDITED)             (UNAUDITED)              (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Loss from Development Stage Operations                  $    (164,414)           $    (71,900)             $    (648,385)
     Adjustments to Reconcile Net Loss from
        Development Stage Operations to Net Cash
        (Used in) Provided by Operating Activities:
            Depreciation and Amortization                               11,132                     -                       46,102
            Gain on Sale of Demonstration Yacht                         (8,850)                    -                       (8,850)
            Non-Cash Debt Issuance Costs                                 3,500                     -                        3,500
            Decrease (Increase) in Prepaid Expenses
                and Other Current Assets                                 7,173                     -                       (5,516)
            (Decrease) Increase in Accounts Payable
                and Accrued Expenses                                    (4,356)                    -                       40,134
            Increase in Customer Deposits                                9,923                     -                       34,881
            (Decrease) Increase in Due to affiliated
                Entity                                                 (79,977)                114,266                    166,559
------------------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities                   (225,869)                 42,366                   (371,575)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Proceeds from Sale of Demonstration Yacht                         357,000                     -                      357,000
     Acquisition of Demonstration Yacht                                    -                       -                     (353,452)
     Organization Costs                                                    -                    (1,018)                    (1,018)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                    357,000                  (1,018)                     2,530
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from Issuance of Note Payable                            142,500                     -                      142,500
     Principal Repayments of License and Sub-license
        Agreement Obligation                                           (79,000)                    -                     (272,395)
     Proceeds from Issuance of Common Stock, Net of
        Syndication Costs                                               10,500                     201                    822,134
 Deferred Syndication Costs                                                -                   (41,549)                   (38,813)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                     74,000                 (41,348)                   653,426
------------------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                   205,131                     -                      284,381
                                                                 -------------------------------------------------------------------

Cash, Beginning                                                         79,250                     -                          -
                                                                 -------------------------------------------------------------------

Cash, Ending                                                     $     284,381             $       -                $     284,381
                                                                 ===================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO CONDENSED FINANCIAL STATEMENTS            WALKER WINGSAIL AMERICA, INC.
(UNAUDITED)                                        (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------



1.  INTERIM REPORTING:

In the opinion of management, the accompanying unaudited condensed financial statements of Walker Wingsail America, Inc. (the Company) contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1996, the period from inception (January 19, 1995) through March 31, 1995, and the period from inception through March 31, 1996.

The information included in the condensed balance sheet as of December 31, 1995 has been derived from the Company's Form 10-KSB for the period from inception (January 19, 1995) through December 31, 1995 (1995 Form 10-KSB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1995 Form 10-KSB.

2.  NET LOSS PER SHARE:

Net loss per share for the three months ended March 31, 1996, the period form inception (January 19, 1995) through March 31, 1995, and the period from inception through March 31, 1996 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the corresponding periods.

3.  DEMONSTRATION YACHT:

In February, 1996, the Company sold its demonstration yacht to Wingsail U.S.A., Inc., an unaffiliated third party, for cash consideration in the amount of $357,000. Although it was the Company's intention to repay the balance due to Walker Wingsail Systems PLC for allocated expenses at the point the Company completed a secondary offering, upon receipt of the proceeds from the aforementioned sale of the demonstration yacht, the Company elected to remit a payment toward the outstanding obligation with Walker Wingsail Systems PLC in the amount of $151,000.


4.  NOTE PAYABLE

During March, 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings are due on September 28, 1996, (which due date may be extended at the option of the Company until March 28, 1997). The note is collateralized by substantially all of the assets of the Company. As of March 31, 1996, borrowings outstanding under the note amounted to $142,500, net of unamortized discount of $7,500. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and is obligated to issue 50,000 shares of its $.001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock. As of March 31, 1996, certificates representing the stock have not yet been issued to the lender.

5. LICENSE AND SUB-LICENSE AGREEMENT OBLIGATION:

During the three months ended March 31, 1996, the Company remitted a payment toward its license and sub-license agreement obligation with an affiliated entity, Walker Wingsail Systems PLC, in the amount of $79,000.

6.  SALES REPRESENTATION AGREEMENTS:

In March, 1996, Walker Wingsail Systems PLC entered into a sales representation agreement with Wingsail, U.S.A., Inc. pursuant to which it agreed to pay a commission of 20% of each sale of Walker Wingsail yachts for which Wingsail, U.S.A., Inc. is responsible. Walker Wingsail Systems PLC has also agreed to pay the Company a commission of 2% of each such sale made by Wingsail, U.S.A. Inc.

7.  COMMON STOCK ISSUANCE:

During February, 1996, the Company issued 7,000 shares of its .001 par value common stock for cash consideration in the amount of $10,500 under a non-public placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996 WITH THE PERIOD FROM INCEPTION (JANUARY 19, 1995) TO MARCH 31, 1995

RESULTS OF OPERATIONS

         During the period from the inception of the Company (January 19, 1995) through March 31, 1995, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ("WWS").

         No revenues were received by the Company from operations during the three months ended March 31, 1996 (the "Current Period"), or during the period from inception (January 19, 1995) to March 31, 1995 (the "Prior Period"), and the Company suffered a loss of $164,414 during the Current Period and $71,900 in the Prior Period from development-stage operations. The Company incurred selling, general and administrative expenses of $178,197 in the Current Period and $71,900 in the Prior Period. The Company incurred depreciation and amortization expenses of $11,132 during the Current Period with no amount in the Prior Period. The Company incurred a loss on foreign currency exchange rate of $1,132 and recognized interest income of $3,965, other income of $2,100, and a gain of $8,850 on the sale of its demonstration yacht during the Current Period, with no corresponding amounts in the Prior Period. The net cash used in operating activities during the Current Period amounted to $225,869. Of this amount, cash was decreased in the amount of $158,632 as a result of the net loss, net of non-cash items including depreciation and amortization, gain on sale of a demonstration yacht, and non-cash debt issuance costs in the amounts of $11,132, $8,850, and $3,500 respectively; cash increased in the amount of $7,173 as a result of a decrease in prepaid expenses and other current assets; cash decreased in the amount of $4,356 as a result of a decrease in accounts payable and accrued expenses; cash increased in the amount of $9,923 as a result of an increase in customer deposits; and $79,977 of the cash used in operating activities was attributable to a decrease in the amount due to WWS. During the Prior Period the net cash provided by operating activities amounted to $42,366. Of this amount, cash decreased in the amount of $71,900 as a result of the net loss and increased by $114,266 as a result of an increase in the amount due to WWS. During the Current Period, cash flows from investing activities consisted of the proceeds from the sale of the demonstration yacht in the amount of $357,000. During the Prior Period, the cash flows from investing activities consisted of an outlay for organization costs in the amount of $1,018. During the Current Period, cash flows from financing activities of $74,000 consisted of $142,500 of proceeds from the issuance of a note payable and $10,500 of proceeds from the issuance of 7,000 shares of Common Stock, less a principal repayment of its obligation on the license and sub-license agreement with WWS in the amount of $79,000. During the Prior Period, the net cash used in financing activities amounted to $41,348, which consisted primarily of deferred syndication costs.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's ability to continue in operation is dependent upon raising additional capital until revenues are sufficient to fund the Company's operating expenses. The Company is currently exploring the possibility of raising additional capital of approximately $8,000,000 through private sources. The Company currently has no plans, agreements, understandings or arrangements for completing such a financing, and there can be no assurance that the Company will be able to secure such financing on a timely basis or on terms that are acceptable to it, or that such funds will be adequate for its future operations. During the first quarter 1996 the Company entered into a term loan agreement with an unaffiliated third party pursuant to which the Company borrowed $142,500, net of unamortized discount of $7,500, at an annual interest rate of 7-3/4% (an effective annual interest rate of 13.2%) for working capital purposes. Under the terms of the loan agreement, the borrowings are due on September 28, 1996 (which due date may be extended at the option of the Company until March 28, 1997). The loan is secured by substantially all of the Company's assets. The Company currently has no other borrowing facilities or alternative financing methods available to it.

        Contingent on the Company's ability to raise approximately $8,000,000 in additional capital, the Company plans to acquire ship building facilities at a location yet to be determined in the eastern United States and to begin commercial production of Walker Wingsail yachts using the Walker wingsail technology. The Company believes that the initial cost of acquiring and bringing into full production a ship building facility necessary for its operations will be approximately $3.5 to $4.0 million. There can be no assurance that the Company will be able to raise such capital on terms satisfactory to it.

        The Company is not currently committed to expend funds for marketing or any other activities or purchases. However, during 1996, it is management's intention to promote the Company relative to its available cash funds. Management also expects to incur minimal office and administration expenses and professional fees for which the Company currently has sufficient cash to fund. Dependent upon the success of additional capital raising activities, the Company's expenditures will increase accordingly to fund its post-development stage operations.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


           a.        Exhibits:

                     27.01     Financial Data Schedule


           b.        Reports on Form 8-K:

                     The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WALKER WINGSAIL AMERICA, INC.




MAY 17, 1996                By:   /S/ JOHN WALKER
------------                ----------------------------------------------------
Date                        John Walker, President (Principal Executive Officer,
                            Principal Financial Officer and Principal Accounting
                            Officer)