Form 10QSB
period 1996-06-30
WALKER WINGSAIL AMERICA INC
filed 1996-08-13
CIK 942652

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

                       Commission File Number 0-27274


                         WALKER WINGSAIL AMERICA INC
           (Exact Name of Registrant as specified in its charter)


              Delaware                       3293446 11210942
  (State or other jurisdiction of    (IRS Employer Identification No)
  incorporation or organization)

            Devonport Royal Dockyard, Plymouth, Devon, UK PL1 4SG
                  (Address of principal executive offices)

                               44 1752 605426
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                Yes  X                               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1996:

    Common Stock $0.001 par value                 2,381,680
                 Class                        Number of Shares


                         WALKER WINGSAIL AMERICA INC

                                    INDEX

                                                                  Page

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets - June 30, 1996 and
      December 31, 1995.........................................   2

Condensed Statements of Operations -
      For the Three Months ended June 30, 1996 and 1995
      For the Six Months ended June 30, 1996
      For the Period from Inception (January 19, 1995)
      to June 30, 1995 and Cumulative From Inception
      (January 19, 1995) to June 30, 1996.......................   3

Condensed Statements of Cash Flows -
      For the Six Months ended June 30, 1996
      For the Period From Inception (January 19,
      1995) to June 30, 1995 and Cumulative From
      Inception (January 19, 1995) to June 30, 1996.............   4

Notes to Condensed Financial Statements......................... 5-6

Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations............. 7-9

PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................  10

Signatures


PART 1  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

Condensed Balance Sheets                    Walker Wingsail America Inc
                                            (A Development Stage Company)
- -------------------------------------------------------------------------------
                                                    June 30        December 31,
                                                    1996           1995
                                                    (Unaudited)
- -------------------------------------------------------------------------------
Assets                                              $              $

Current Assets:
  Cash                                              54,358         79,250
  Prepaid Expenses and Other Current Assets          2,115         12,689
- -------------------------------------------------------------------------
Total Current Assets                                56,473         91,939

  Demonstration Yacht, Net of Accumulated
   Depreciation of $5,302 (Note 3)                       -        348,150
  Intangible Assets, Net of Accumulated
   Amortization of $51,881 and $29,669,
   Respectively                                    874,378        896,643
- -------------------------------------------------------------------------

Total Assets                                       930,851      1,336,732
=========================================================================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable and Accrued Expenses             15,300         44,490
  Note Payable, Net of Unamortized Discount
   of $5,677 (Note 4)                              144,323              -
  Customer Deposits                                 44,881         24,958
  Due to Affiliated Entity (Note 5)                 45,764        246,536
- -------------------------------------------------------------------------
Total Current Liabilities                          250,268        315,984

  License and Sub-License Agreement Obligation     556,090        693,085
- -------------------------------------------------------------------------
Total Liabilities                                  806,358      1,009,069
- -------------------------------------------------------------------------

Stockholders' Equity
  Preferred Stock: $.001 Par Value; 5,000,000
   Shares Authorized Common Stock: $.001 Par
   Value; 20,000,000 Shares Authorized 2,381,680
   and 2,295,680 Shares Issued and Outstanding,
   Respectively (Notes 4 and 8)                      2,382          2,296
  Additional Paid-in Capital                       843,552        809,338
  Deficit Accumulated During Development Stage    (721,441)      (483,971)
- -------------------------------------------------------------------------
Total Stockholders' Equity                         124,493        327,663
- -------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity        $930,851     $1,336,732
=========================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


Condensed Statement of Operations           Walker Wingsail America Inc
                                            (A Development Stage Company)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             For the Six    For the Period      Cumulative
                                                For the Three Months Ended   Months Ended   From Inception      From Inception
                                                June 30      June 30         June 30        (January 19, 1995)  (January 19, 1995)
                                                1996         1995            1996           to June 30, 1995    to June 30, 1996
                                                (Unaudited)  (Unaudited)     (Unaudited)    (Unaudited)         (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses       (70,487)     (23,813)       (248,684)     (95,713)             (745,781)
- --------------------------------------------------------------------------------------------------------------------------
Other Income
  Gain on Sale of Demonstration Yacht                   --           --           8,850           --                 8,850
  Interest income                                   (2,125)          --           1,840           --                 3,437
  Other income                                          30           --           2,130           --                 2,130
  Gain (Loss) on Foreign Currency Exchange
   Rate                                               (474)          --          (1,606)          --                 9,923
- --------------------------------------------------------------------------------------------------------------------------
Total Other Income                                  (2,569)          --          11,214           --                24,340
- --------------------------------------------------------------------------------------------------------------------------

Net Loss from Development Stage Operations      $  (73,056)  $  (23,813)     $ (237,470)    $(95,713)           $ (721,441)
==========================================================================================================================

Net Loss Per Share                                   (0.03)       (0.02)          (0.10)       (0.10)                (0.39)
==========================================================================================================================

Weighted Average Number of Common Shares
 Outstanding                                     2,368,702    1,024,482       2,335,598      966,936             1,845,448
==========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


Condensed Statement of Cash Flows           Walker Wingsail America Inc
                                            (A Development Stage Company)
- -------------------------------------------------------------------------------------------------------------------
                                                              For the Six    For the Period       Cumulative
                                                              Months Ended   From Inception       From Inception
                                                              June 30        (January 19, 1995)   (January 19, 1995
                                                              1996           to June 30, 1995     to June 30, 1996
                                                              (Unaudited)    (Unaudited)          (Unaudited)
- -------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                          (237,470)      (95,713)             (721,441)
  Net Loss from Development Stage Operations
  Adjustments to Reconcile Net Loss from Development Stage
  Operations to Net Cash
    (Used In) Provided by Operating Activities:
      Depreciation and Amortization                             22,264            --                57,234
      Gain on Sale of Demonstration Yacht                       (8,850)           --                (8,850)
      Non-Cash Debt Issuance Costs                               3,500            --                 3,500
      Decrease (Increase) in Prepaid Expenses and
       Other Current Assets                                     10,574            --                (2,115)
      (Decrease) Increase in Accounts Payable                  (29,189)           --                15,301
      Increase in Customer Deposits                             19,923            --                44,881
      (Decrease) Increase in Due to Affiliated Entity         (200,772)      143,597                45,764
- ----------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Operating Activities           (420,020)       47,884              (565,726)
- ----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sale of Demonstration Yacht                    357,000            --               357,000
  Acquisition of Demonstration Yacht                                --            --              (353,452)
  Organization Costs                                                --        (1,018)               (1,018)
- ----------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Investing Activities            357,000        (1,018)                2,530
- ----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                       144,323            --               144,323
  Principal Repayments of License and Sub-License
   Agreement Obligation                                       (135,995)           --              (330,390)
  Proceeds from Issuance of Common Stock,
   Net of Syndication Costs                                     30,800           201               842,434
  Deferred Syndication Costs                                        --       (47,067)              (38,813)
- ----------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities             38,128       (46,866)              617,554
- ----------------------------------------------------------------------------------------------------------

Net Increase in Cash                                          (24,892)            --                54,358
- ----------------------------------------------------------------------------------------------------------

Cash, Beginning                                                79,250             --                    --
- ----------------------------------------------------------------------------------------------------------

Cash, Ending                                                 $ 54,358        $    --              $ 54,358
==========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


NOTES TO CONDENSED FINANCIAL                WALKER WINGSAIL AMERICA, INC.
STATEMENTS (UNAUDITED)                      (A DEVELOPMENT STAGE COMPANY)

1.  INTERIM REPORTING:

In the opinion of management, the accompanying unaudited interim condensed financial statements of Walker Wingsail America Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995; the results of its operations for the three month and six month periods ended June 30, 1996, the three month period ended June 30, 1995, the period from inception (January 19, 1995) through June 30, 1995, and the cumulative period from inception through June 30, 1996; and its cash flows for the six months ended June 30, 1996, the period from inception to June 30, 1995 and the cumulative period from inception to June 30, 1996.

The information included in the condensed balance sheet as of December 31, 1995 has been derived from the Company 's Form 10-KQB for the period from inception (January 19, 1995) through December 31, 1995 (1995 Form 10-KQB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1995 Form 10-KQB.

2.  NET LOSS PER SHARE:

Net loss per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the corresponding periods.

3.  DEMONSTRATION YACHT:

In February, 1996, the Company sold its demonstration yacht to Wingsail U.S.A., Inc., an unaffiliated third party, for cash consideration in the amount of $357,000.

4.  NOTE PAYABLE:

During March, 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings are due on March 28, 1997. The note is collateralized by substantially all assets of the Company. As of June 30, 1996, borrowings outstanding under the note amounted to $144,323, net of unamortized discount of $5,677. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and is obligated to issue 50,000 shares of its .001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock. As of June 30, 1996, formal common stock certificates have not yet been issued to the lender.

5.  DUE TO AFFILIATED ENTITY:

Although it was the Company's intention to repay the balance due to Walker Wingsail Systems PLC for allocated expenses at the point of the Company completed a secondary offering, upon receipt of the proceeds from the aforementioned sale of the demonstration yacht in February, 1996 (Note 3), the Company elected to remit a payment toward the outstanding obligation with Walker Wingsail Systems PLC in the amount of $151,000.
In addition, in May, 1996, the Company remitted an additional payment of $166,559 toward such outstanding obligation to Walker Wingsail Systems PLC.

6.  LICENSE AND SUB-LICENSE AGREEMENT OBLIGATION:

During the six months ended June 30, 1996, the Company remitted payments toward its license and sub-license agreement obligation with Walker Wingsail Systems, PLC in the aggregate amount of $136,994.

7.  SALES REPRESENTATION AGREEMENTS:

In March 1996, Walker Wingsail Systems PLC entered into a sales representation agreement with Wingsail, U.S.A., Inc. pursuant to which it agreed to pay a commission of 20% of each sale of Walker Wingsail yachts for which Wingsail, U.S.A., Inc. is responsible. Walker Wingsail Systems PLC has also agreed to pay the Company a commission of 2% for each such sale made by Wingsail, U.S.A. Inc.

8.  COMMON STOCK ISSUANCE:

During the six months ended June 30, 1996, the Company issued 7,000 and 29,000 shares of its .001 par value common stock for cash consideration in the amounts of $10,500 and $20,300, respectively, under non-public placements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996 AND FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996, WITH THE PERIOD FROM INCEPTION (JANUARY 19, 1995) TO JUNE 30, 1995

RESULTS OF OPERATIONS

During the period from the inception of the Company (January 19, 1995) through June 30, 1996, the Company has engaged in no significant operations. During the Current Period (defined below) the Company s primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

No revenues were received by the Company from operations during the three month period ended June 30, 1996, (the Current Period ), or the three month period ended June 30, 1995, (the Prior Period ), or during the six month period ended June 30, 1996 or during the period from inception (January 19, 1995) to June 30, 1995. The Company suffered a loss of $73,056 during the Current Period and $23,813 in the Prior Period and $237,470 during six months ended June 30, 1996 and $95,713 during the period from inception (January 19, 1995) to June 30, 1995 from development-stage operations.

The Company incurred selling, general and administrative expenses of $70,487 in the Current Period and $23,813 in the Prior Period and $248,684 during the six months ended June 30, 1996 and $95,713 during the period from inception (January 19, 1995) to June 30, 1995.

The Company incurred depreciation and amortization expenses of $11,132 in the Current Period with no amount in the Prior Period and $22,264 during the six months ended June 30, 1996 and no amount during the period from inception (January 19, 1995) to June 30, 1995

The Company incurred a loss on foreign currency exchange rate of $474, other income of $30 and recognized an overstatement of interest income of $2,125, during the Current Period with no other income received during the Prior Period, and a $1,606 loss on foreign currency, $1,840 in interest income, $2,130 in other income, and a gain of $8,850 on the sale of its demonstration yacht, during the six months ended June 30, 1996 and no other income was received during the period from inception (January 19, 1995) to June 30, 1995.

The net cash used in operating activities during the Current Period amounted to $194,151, of this amount, cash was decreased in the amount of $61,924 as a result of the net loss, net of non-cash items for depreciation and amortization costs in the amount of $11,132; cash increased in the amount of $ 3,401 as a result of a decrease in prepaid expenses and other current assets; cash decreased in the amount of $24,833 as a result of a decrease in accounts payable and accrued expenses; cash increased in the amount of $10,000 as a result of an increase in customer deposits; and cash decreased in the amount of $120,795 as a result of a decrease in the amount due to WWS. During the Prior Period, the net cash provided by operating activities amounted to $5,518, of which cash decreased in the amount of $23,813 as a result of the net loss and increased by $29,331 as a result of an increase in the amount due to WWS.

During the six months ended June 30 1996 the net cash used in operating activities amounted to $420,020. Of this amount, cash was decreased in the amount of $220,556 as a result of the net loss, net of non-cash items including depreciation and amortization costs, gain on the sale of demonstration yacht, and non-cash debt issuance costs in the amounts of $22,264, $8,850 and $3,500 respectively; cash increased in the amount of $10,574 as a result of a decrease in prepaid expenses and other current assets; cash decreased in the amount of $29,189 as a result of a decrease in accounts payable and accrued expenses; cash increased in the amount of $ 19,923 as a result of an increase in customer deposits; and cash decreased in the amount of $200,772 as a result of a decrease in the amount due to WWS.

During the period of inception (January 19, 1995) to June 30 1995 the net cash provided by operating activities amounted to $47,884 of which cash decreased in the amount of $95,713 as a result of the net loss and increased by $143,597 as a result of an increase in the amount due to WWS.

During the Current Period and Prior Period there was no cash flow from investing activities. During the six months ended June 30, 1996 cash flows from investing activities consisted of the proceeds from the sale of the demonstration yacht in the amount of $357,000 and during the period from inception (January 19, 1995) to June 30, 1995 the cash flows from investing activities consisted on an outlay for organization costs in the amount of $1018.

Cash flows from financing activities decreased by a net amount of $37,695 during the Current Period consisting of an increase from the $20,300 of proceeds from the issuance of 29,000 shares of Common Stock, less a principal repayment of its obligation on the license and sub-license agreement with WWS in the amount of $57,995. During the Prior Period, the net cash used in financing activities amounted to $5,518, which consisted of deferred syndication costs and during the six months ended June 30, 1996 cash flows from financing activities increased by $36,305 consisting of an increase from the $30,800 of proceeds from the issuance of 36,000 shares of Common Stock, less principal repayments of its obligation on the licence and sub license agreement with WWS in the amount of $136,995, and during the period from inception (January 19
1995) to June 30 1995, the net cash used in financing activities amounted to $46,866 which consisted primarily of deferred syndication costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to continue in operation is dependent upon raising additional capital until revenues are sufficient to fund the company's operating expenses. The Company is currently exploring the possibility of raising additional capital of approximately $8,000,000 through private sources. The Company currently has no plans, agreements, understandings or arrangements for completing such a financing, and there can be no assurance that the Company will be able to secure such financing on a timely basis or on terms that are acceptable to it, or that such funds will be adequate for its future operations. During the first quarter 1996 the Company entered into a term loan agreement with an unaffiliated third party pursuant to which the Company borrowed $142,500, net of unamortized discount of $7,500, at an annual interest rate of 7-3/4% (an effective annual interest rate of 13.2%) for working capital purposes. Under the terms of the loan agreement, the borrowings are due on March 28, 1997. The loan is secured by substantially all of the Company's assets. The Company currently has no other borrowing facilities or alternative financing methods available to it.

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


                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


  a.  Exhibits:

    27.01  Financial Data Schedule

  b.  Reports on Form 8-K:

    The Company has not filed any reports on Form 8-K during the quarterly period ended June 30 1996.


                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                                       WALKER WINGSAIL AMERICA, INC.




August 12, 1996                        /s/ JOHN WALKER
                                       John Walker, President
                                       (Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer)