Form 10QSB
period 1996-09-30
WALKER WINGSAIL AMERICA INC
filed 1996-11-14
CIK 942652

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                      to


                         Commission File Number 0-27274


                           WALKER WINGSAIL AMERICA INC
             (Exact Name of Registrant as specified in its charter)


               Delaware                                04-3303425
    (State or other jurisdiction of         (IRS Employer Indentification No)
     incorporation or organization)


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

                          Yes  [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1996:


         Common Stock $0.001 par value             2,386,680
         -----------------------------             ---------

         Class                                     Number of Shares

                          WALKER WINGSAIL AMERICA INC

INDEX
                                                                                      Page
                                                                                      ----


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Balance Sheets - September 30, 1996 and December 31, 1995.......    3

            Condensed Statements of Operations - For the Three Months ended
             September 30, 1996 and 1995 For the Nine Months Ended September 30,
             1996 For the Period from Inception (January 19, 1995) to September 30,
             1995 and Cumulative From Inception (January 19, 1995) to September 30,
             1996.....................................................................    4

            Condensed Statements of Cash Flows For the Nine Months ended September 30,
             1996 For the Period From Inception (January 19, 1995) to September 30,
             1995 and Cumulative From Inception (January 19, 1995) to September 30,
             1996.....................................................................    5

         Notes to Condensed Financial Statements.....................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................   7-8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................  9-11

         Signatures

PART 1  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS


Condensed Balance Sheets                                           Walker Wingsail America Inc
                                                                 (A Development Stage Company)
----------------------------------------------------------------------------------------------
                                                                 September 30     December 31,
                                                                     1996             1995
                                   (Unaudited)
----------------------------------------------------------------------------------------------

Assets                                                           $                $

Current Assets:
  Cash                                                              32,761              79,250
  Prepaid Expenses and Other Current Assets                          2,620              12,689
----------------------------------------------------------------------------------------------
Total Current Assets                                                35,381              91,939

  Demonstration Yacht, Net of Accumulated Depreciation
   of $5,302 (Note 3)                                                   --             348,150
  Intangible Assets, Net of Accumulated Amortization of
   $63,065 and $29,668, Respectively                               867,496             896,643
----------------------------------------------------------------------------------------------

Total Assets                                                       902,877           1,336,732
                                                                 =============================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable and Accrued Expenses                             12,404              44,490
  Note Payable, Net of Unamortized Discount of $3,854
   (Note 4)                                                        146,146                   -
  Customer Deposits                                                 44,881              24,958
  Due to Affiliated Entity (Note 5)                                 80,619             246,536
----------------------------------------------------------------------------------------------
Total Current Liabilities                                          284,050             315,984

  License and Sub-License Agreement Obligation                     556,090             693,085
----------------------------------------------------------------------------------------------
Total Liabilities                                                  840,140           1,009,069
----------------------------------------------------------------------------------------------


Stockholders' Equity
  Preferred Stock: $.001 Par Value; 5,000,000 Shares
   Authorized
  Common Stock: $.001 Par Value; 20,000,000 Shares
   Authorized 2,386,680 and 2,295,680 Shares Issued
   and Outstanding, Respectively (Notes 4 and 8)                     2,387               2,296
  Additional Paid-in Capital                                       858,547             809,338
  Deficit Accumulated During Development Stage		                  (798,197)           (483,971)
----------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          62,737             327,663
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                         902,877           1,336,732
                                                                 =============================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


Condensed Statements of Operations                                                                   Walker Wingsail America Inc
                                                                                                   (A Development Stage Company)
--------------------------------------------------------------------------------------------------------------------------------
                                                                        For the Nine    For the Period       Cumulative
                                        For the Three Months Ended      Months Ended    From Inception       From Inception
                                        September 30    September 30    September 30    (January 19, 1995)   (January 19, 1995)
                                        1996            1995            1996            to Sept 30, 1995     to Sept 30, 1996)
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------

Selling, General and Administrative
 Expenses                               $  (77,244)      $  (182,605)    $  (325,928)      $ (278,318)         $  (823,025)
--------------------------------------------------------------------------------------------------------------------------

Other Income
  Gain on Sale of Demonstration Yacht            -                 -           8,850                                 8,850
  Interest Income                              586             1,216           2,426            1,216                4,023
  Other Income                                   -                             2,130                                 2,130
  Gain (Loss) on Foreign Currency
   Exchange Rate                               (98)                -          (1,704)               -                9,825
--------------------------------------------------------------------------------------------------------------------------
Total Other Income                             488             1,216          11,702            1,216               24,828
--------------------------------------------------------------------------------------------------------------------------

Net Loss from Development Stage
 Operations                             $  (76,756)      $  (181,389)    $  (314,226)      $ (277,102)         $  (798,197)
                                        ==================================================================================


Net Loss Per Share                           (0.03)            (0.09)          (0.13)           (0.21)               (0.41)
                                        ==================================================================================

Weighted Average Number of Common
 Shares Outstanding                      2,382,767         1,982,066       2,351,435        1,333,179            1,925,051
                                        ==================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


Condensed Statement of Cash Flows                                                       Walker Wingsail America Inc
                                                                                       (A Development Stage Company)
--------------------------------------------------------------------------------------------------------------------
                                                            For the Nine     For the Period       Cumulative
                                                            Months Ended     From Inception       From Inception
                                                            September 30     (January 19, 1995)   (January 19, 1995)
                                                            1996             to Sept 30, 1995     to Sept 30, 1996
                                                            (Unaudited)      (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                 $                $                    $

Cash Flows from Operating Activities

  Net Loss from Development Stage Operations                   (314,226)          (277,102)            (798,197)
  Adjustments to Reconcile Net Loss from Development
   Stage
  Operations to Net Cash
    (Used In) Provided by Operating Activities:
      Depreciation and Amortization                              33,397             19,952               68,367
      Gain on Sale of Demonstration Yacht                        (8,850)                 -               (8,850)
      Non-Cash Debt Issuance Costs                                3,500                  -                3,500
      Amortisation of Note Payable Discount
                                                                  3,646                  -                3,646
      Decrease (Increase) in Prepaid Expenses and
       Other Current Assets                                      10,069                  -               (2,620)
      (Decrease) Increase in Accounts Payable and
       Accrued Expenses                                         (32,086)            15,934               12,404
      Increase in Customer Deposits                              19,923                  -               44,881
      (Decrease) Increase in Due to Affiliated Entity          (165,917)           284,648               80,619
---------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Operating Activities            (450,544)            43,432             (596,250)
---------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Demonstration Yacht                     357,000                  -              357,000
  Acquisition of Demonstration Yacht                                  -           (356,164)            (353,452)
  Organization Costs                                                  -             (1,000)              (1,018)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Investing Activities             357,000           (357,164)               2,530
---------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                        142,500                  -              142,500
  Principal Repayments of License and Sub-License
   Agreement Obligation                                        (136,995)          (193,395)            (330,390)
  Proceeds from Issuance of Common Stock, Net of
   Syndication Costs                                             45,800            811,634              857,434
  Deferred Syndication Costs                                     (4,250)           (55,665)             (43,063)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        47,055            562,574              626,481
---------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                                -             15,607
---------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash                                 (46,489)           264,449               32,761
                                                             --------------------------------------------------

Cash, Beginning                                                  79,250                  -                    -
                                                             --------------------------------------------------

Cash, Ending                                                 $   32,761          $ 264,449            $  32,761
                                                             ==================================================

NOTES TO CONDENSED FINANCIAL                       WALKER WINGSAIL AMERICA, INC.
STATEMENTS (UNAUDITED)                             (A DEVELOPMENT STAGE COMPANY)


1.   INTERIM REPORTING:

In the opinion of management, the accompanying unaudited interim condensed financial statements of Walker Wingsail America Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995; the results of its operations for the three month and nine month periods ended September 30, 1996, the three month period ended September 30, 1995, the period from inception (January 19, 1995) through September 30, 1995, and the cumulative period from inception through September 30, 1996; and its cash flows for the nine months ended September 30, 1996, the period from inception to September 30, 1995 and the cumulative period from inception to September 30, 1996.

The information included in the condensed balance sheet as of December 31, 1995 has been derived from the Company 's Form 10-KSB for the period from inception (January 19, 1995) through December 31, 1995 (1995 Form 10-KSB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1995 Form 10-KSB.

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

4.   NOTE PAYABLE:

During March, 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings are due on March 28, 1997. The note is collateralized by substantially all assets of the Company. As of September 30, 1996, borrowings outstanding under the note amounted to $146,146, net of unamortized discount of $3,854. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and is obligated to issue 50,000 shares of its .001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock.

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

6.   LICENSE AND SUB-LICENSE AGREEMENT OBLIGATION:

During the nine months ended September 30, 1996, the Company remitted payments toward its license and sub-license agreement obligation with Walker Wingsail Systems, PLC in the aggregate amount of $136,994.

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

8.   COMMON STOCK ISSUANCE:

During the nine months ended September 30, 1996, the Company issued 7,000, 29,000 and 5,000 shares of its .001 par value common stock for cash consideration in the amounts of $10,500, $20,300 and $15,000, respectively, under non-public placements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE QUARTER ENDED SEPTEMBER 30, 1995 AND THE PERIOD FROM INCEPTION FROM (JANUARY 19, 1995) TO SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

During the period from the inception of the Company (January 19, 1995) through September 30, 1996, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

No revenues were received by the Company from operations during the three month period ended September 30, 1996, (the Current Period ), or the three month period ended September 30, 1995, (the Prior Period ), or during the nine month period ended September 30, 1996 or during the period from inception (January 19, 1995) to September 30, 1995. The Company suffered a loss of $76,756 during the Current Period and $181,389 in the Prior Period and $314,226 during nine months ended September 30, 1996 and $277,102 during the period from inception (January 19, 1995) to September 30, 1995 from development-stage operations.

The Company incurred selling, general and administrative expenses of $77,244 in the Current Period and $182,605 in the Prior Period and $325,928 during the nine months ended September 30, 1996 and $278,318 during the period from inception (January 19, 1995) to September 30, 1995.

The Company incurred depreciation and amortization expenses of $12,956 in the Current Period and $19,952 in the Prior Period and $31,693 during the nine months ended September 30, 1996 and $19,952 during the period from inception (January 19, 1995) to September 30, 1995

The Company incurred a loss on foreign currency exchange rate of $98, and interest income of $586, during the Current Period, interest income of $1,216 during the Prior Period, and a $1,704 loss on foreign currency, $2,426 in interest income, $2,130 in other income, and a gain of $8,850 on the sale of its demonstration yacht, during the nine months ended September 30, 1996 and interest income of $1,216 was received during the period from inception (January 19, 1995) to September 30, 1995.

The net cash used in operating activities during the Current Period amounted to $32,347, of this amount, cash was decreased in the amount of $63,800 as a result of the net loss, net of non-cash items for depreciation and amortization costs in the amount of $12,956; cash decreased in the amount of $505 as a result of a increase in prepaid expenses and other current assets; cash decreased in the amount of $2,897 as a result of an increase in accounts payable and accrued expenses; and cash decreased in the amount of $34,855 as a result of an increase in the amount due to WWS. During the Prior Period, the net cash used in by operating activities amounted to $4,452 of which cash decreased in the amount of $161,437 as a result of the net loss, net of non-cash items for depreciation and amortization costs in the amount of $19,952, cash increased in the amount of $15,934 as a result of an decrease in accounts payable and accrued expenses, and increased by $141,051 as a result of an increase in the amount due to WWS.

During the nine months ended September 30, 1996 the net cash used in operating activities amounted to $450,544. Of this amount, cash was decreased in the amount of $282,533 as a result of the net loss, net of non-cash items including depreciation and amortization costs, gain on the sale of demonstration yacht, and non-cash debt issuance costs in the amounts of $37,043, $8,850 and $3,500 respectively; cash increased in the amount of $10,069 as a result of a decrease in prepaid expenses and other current assets; cash decreased in the amount of $32,086 as a result of a increase in accounts payable and accrued expenses; cash increased in the amount of $ 19,923 as a result of an increase in customer deposits; and cash decreased in the amount of $165,917 as a result of a decrease in the amount due to WWS.

During the period of inception (January 19, 1995) to September 30, 1995 the net cash provided by operating activities amounted to $43,432. Of this amount, cash was decreased in the amount of $257,150 as a result of the net loss, net of non-cash items including depreciation and amortization cost in the amount of $19,952, and increased in the amount of $15,934 as a result of a decrease in accounts payable and accrued expenses; cash increased in the amount of $284,648 as a result of an increase in the amount due to WWS.

During the Current Period and Prior Period there was no cash flow from investing activities. During the nine months ended September 30, 1996 cash flows from investing activities consisted of the proceeds from the sale of the demonstration yacht in the amount of $357,000 and during the period from inception (January 19, 1995) to September 30, 1995 the cash flows from investing activities consisted on an outlay for organisation costs in the amount of $1,000.

Cash flows from financing activities increased by a net amount of $10,750 during the Current Period consisting of $15,000 from the issuance of 5,000 shares of Common Stock, less deferred syndication costs of $4,250. During the Prior Period, the net cash used in financing activities amounted to $609,440, which consisted of deferred syndication costs of $8,598, and $811,433 of proceeds from the issuance of 2,295,680 of common stock, less a principal repayment of its obligation on the licence and sub licence agreement with WWS in the amount of $193,395.

During the period nine months ending September 30, 1996 cash flows from financing activities increased by $47,055 consisting of an increase from the $45,800 of proceeds from the issuance of 41,000 shares of Common Stock and proceeds of $142,500 from the issuance of a note payable, less deferred syndication costs of $4,250 and a principal repayments of its obligation on the licence and sub license agreement with WWS in the amount of $136,995. During the period from inception (January 19 1995) to September 30, 1995, the net cash used in financing activities amounted to $562,574 which consisted of $193,395 in principal repayments of Licence and Sub-Licence agreement obligation, $811,634 in proceeds of issuance of Common Stock, less $55,665 in deferred syndication costs.


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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         a.       Exhibits:

                  27.01    Financial Data Schedule

         b.       Reports on Form 8-K:

                  The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1996

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                                    WALKER WINGSAIL AMERICA, INC.




November 14 1996                    /s/ JOHN WALKER
------------------------            -------------------------------------------
                                    John Walker, President (Principal Executive
                                      Officer, Principal Financial Officer and
                                      Principal Accounting Officer)