Form 10KSB
period 1996-12-31
WALKER WINGSAIL AMERICA INC
filed 1997-04-15
CIK 942652

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-KSB

(X) ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                      OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                       Commission file number 0-27274

                        WALKER WINGSAIL AMERICA, INC
               (Name of small business issuer in its charter)

            Delaware                            4-3293446-112109 4 2
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                          Devonport Royal Dockyard
                      Plymouth, Devon, England, PL1 4SG
            (Address of principal executive offices and Zip Code)

                             011-44-1752-605426
                         (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $.001 per share
                              (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ____

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

      The issuer had no revenues for its most recent fiscal year.

      The aggregate market value of the voting stock held by non-affiliates of the registrant cannot be computed by reference to the average bid and asked prices of such stock since the Company's stock is not presently traded, However, the aggregate price at which the voting stock held by non-affiliates was originally purchased is $956,163

      The aggregate number of shares of Common Stock outstanding as of April 14, 1997 is 2,386,680


                                   PART 1

Item 1  Description of Business

General

      Walker Wingsail America, Inc (the "Company") was incorporated under the laws of the State of Delaware on January 19, 1995 and, except as discussed below, has been engaged primarily in organizational activities. In May 1995, the Company merged with (the "Merger") Infocorp Technology, Corp. ("Infocorp"), a corporation incorporated under the laws of the State of New York. At the time of the Merger, 85% of the outstanding shares of Infocorp were owned by an entity affiliated with the Company, Walker Wingsail Systems PLC, a corporation incorporated in England ("WWS"). In accordance with the terms of the Merger, the Company issued 711,685 shares of its $.001 par value Common Stock in exchange for all of the issued and outstanding shares of Infocorp. At the time of the Merger, Infocorp did not have any assets or liabilities and was not engaged in any business activity. The Company now has qualification of the Company's Common Stock on the OTC Bulletin Board.

      In May 1995, the Company entered into a license and sub-license agreement (as subsequently amended, the "License Agreement") with WWS. Under the terms of the License Agreement, the Company is provided the right to distribute, market and produce yachts using WWS's technology and design throughout the territory of Canada, the United States, Mexico, all the countries of Central and South America and the Caribbean and the Republic of the Bahamas. See "Licence Agreement".

      In September 1995, the Company completed the sale of 1,294,500 shares of Common Stock at $0.70 per share. The net proceeds to the Company from this offering, after the payment of offering expenses of $94,825, were approximately $810,000. A further 91,000 shares were issued during the year ended December 1996 for cash and non cash consideration in the amount of $49,300. The Company used approximately $353,000 of the offering proceeds to purchase from WWS the first prototype yacht which utilized WWS's technology (the "ZEFYR 43"), as a demonstration yacht. A total of $330,390 has been paid towards the licensing fees required by the terms of the Licence Agreement. The Company is committed to pay an additional $556,090 to WWS when it is ready to begin manufacturing operations or October 1, 1998, whichever occurs sooner. See "License Agreement". As of December 31, 1996, the Company was obligated to WWS in the amount of $129,675 for administrative and professional fees, and salaries which have been allocated from WWS to the Company, based on specific expense identification and on a percentage of time spent by employees of WWS on behalf of the Company respectively. In February 1996, the Company sold ZEFYR 43 to an unaffiliated party for a purchase price of $357,000. The Company elected to use $317,559 of the proceeds from such a sale to pay a part of outstanding obligation to WWS for the above referenced administrative and professional fees and salaries.

      In March 1996, the Company borrowed $142,500 net of an unamortized discount of $7,500 under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the borrowings outstanding are due in March 1997. The settlement date is currently being re-negotiated. The note is collateralized by substantially all assets of the Company.

Reliance on WWS

      WWS was incorporated in England in 1981 to manufacture and market sailing vessels using a unique technology which had been invented and developed by Mr Walker. This technology basically involves the type of sail used by WWS (the "Walker Wingsail") and a computerized control system (the "Walker Micromariner control system") used to control the Walker wingsail.

      In the short term, any inability of WWS to continue in operation will materially adversely affect the Company, although there are provisions in the License Agreement to protect the Company in that event. In such event, the Company has the right to obtain a direct license from Mr and Mrs Walker, in replacement of the sub-license provided for under the License Agreement, on the technology owned by them and to acquire the source code and specifications of the Walker Micromariner control system. Once the Company has commenced full operations, building yachts under the License Agreement, the Company's business success should no longer be directly dependent upon WWS. Except for the sales commission that it will earn for acting as the selling agent on the sale of certain sailing yachts manufactured by WWS, the Company will not benefit from orders received by WWS, but will only benefit from sales achieved by it and/or vessels built and sold by it.

      WWS sustained losses in its fiscal years ending March 30, 1994, 1995, and 1996 of $1,000.000, $720,000 and $1,150,000 respectively. WWS is in the first year of production, but has also continued with the making a full set of production mould, alongside normal activities. WWS expects to experience progressively decreasing losses on the first four ZEFYR 43's built and is aiming to make a small profit on the fifth.
There can be, however, no assurance that WWS will be able to profitably produce the ZEFYR 43 in the time described if at all. There are five boats in build at the present time. The technology used in the design of vessels manufactured by WWS is protected by a number of domestic and foreign patents. See "License Agreement" below.

      The Walker wingsail is mounted vertically, in the same fashion as a conventional sail. However, unlike a conventional sail the Walker wingsail is made of rigid composite material using the same aerodynamic principles associated with aircraft wings and is built in a shape similar to that of an airplane wing. The Walker Micromariner control system adjusts the Walker wingsail in relation to prevailing winds so as to allow the vessel to be propelled through the water in the direction and at the speed desired.

      The Walker wingsail and the Walker Micromariner control system provide:

       - total fingertip control by a single person regardless of the size of the boat
       -  automatic tacking and gybing
       - the ability to apply air braking to stop and reverse if required
       -  virtual elimination of heeling
       -  powerful and continuous electronic protection against capsize

      All yachts manufactured by WWS so far have been trimarans (three hulled craft). The main hull houses the cockpit, galley, sleeping quarters, heads and other living areas. The main hull, which also supports the Walker wingsail, is flanked on either side by two additional hulls which are used for storage and to provide stability.

      The only sailing yacht presently manufactured by WWS is a 43ft design called the ZEFYR 43. The ZEFYR 43 is manufactured predominantly from composite materials including epoxy resins end grain balsa and glass and carbon fibres, and rigid PVC structural foam sandwich cores. A typical ZEFYR 43 sells for approximately $430,000 to $480,000 the final price depending upon the range of options selected by the customer.

      Although the ZEFYR 43 is the only sailing yacht currently manufactured by WWS, WWS plans to design and manufacture other sailing yachts which will range in length from 35 to 65 feet. It is currently intended that yachts over 65 feet will be manufactured for WWS or the Company by others, with the Walker wingsails, and Walker Micromariner control systems provided by WWS or the Company. At the present time, neither WWS nor the Company has any agreements with manufacturers for the production of any yachts over 65 feet, and there can be no assurance that any such agreements will be entered into on terms that are acceptable to WWS and the Company.

Possible Future Merger of the Company and WWS

      The respective boards of directors of each of the Company and WWS have considered the advisability of merging the two companies. Each respective board has agreed in principle that it is in the best interest of their respective stockholders to pursue discussions on such a merger. However, no formal discussions or negotiations have taken place regarding such a merger. Before such a merger may be consummated, it would be put to a vote of stockholders of both companies who would be asked to approve the terms of the merger. Although the boards of directors of both companies are intent on consummating such a merger, as negotiations on such terms have not yet commenced, there can be no assurance that an agreement can be or will be reached, or that the terms of such Agreement, if agreed to, will be beneficial to the stockholders of the Company.

Licence Agreement

      The technology used in the design and construction of WWS' sailing yachts is covered by patents and patent applications, some of which are owned by WWS and some of which have been licensed to WWS by Mr. and Mrs. Walker. This technology is sometimes referred to as the "Walker wingsail technology", and these patents are sometimes referred to as the "WWS Patents" and the "Walker Patents".

      In May 1995, the Company entered into the License Agreement. The following summary describes certain provisions of the License Agreement. It does not purport to be complete and is qualified in its entirety by reference to the License Agreement and the amendment thereto which have been filed as exhibits. The License Agreement grants the Company the exclusive license and sub-license, subject to certain minimum sales and production levels described below, to use certain proprietary know-how, methods, experience, processes, drawings, designs and other technical information owned by WWS and Mr. and Mrs. Walker (licensed to WWS) and certain WWS Patents and Walker Patents (licensed to WWS), to manufacture, market and sell the Walker wingsail yacht known as ZEFYR 43 in the United States, Canada, Mexico, all nations of the Caribbean, Central and South America and the Republic of the Bahamas (the "Territory"). The License Agreement also grants the company the exclusive right and license to use certain trademarks, names, trade names, brands, slogans, devices, logos, designs, trade dress, get-up, appearance and goodwill in the Territory.

      The License Agreement will remain in effect until the expiration of the last patent pertaining to the Walker wingsail technology. At the present time, the last such patent will expire in 2015. The License Agreement may be terminated sooner by WWS upon a material breach of any of the obligations set forth in the License Agreement, if any competitor of WWS acquires control of the Company's Common Stock, the Company abandons production of the ZEFYR 43, or the Company terminates the employment of the Company's present officers other than for reasons of wilful neglect or misconduct. In addition, the License Agreement will terminate automatically if the Company is unable to pay its debts as they become due. In the event the Company fails to meet the required production and sales levels ( four yachts during a 12 month period, commencing at such time as the Company is ready to begin manufacturing operations), the license and sub-license will no longer be exclusive to the Company in the Territory, although the License Agreement will otherwise remain in effect. It was the original intention that the company would be able to make the required payments under the License Agreement upon signing. However, as a concession to help the Company in its start-up phase, WWS has agreed to defer a portion of such amounts.

      In consideration for this License Agreement, the Company has paid $330,390 to WWS and is committed to pay an additional $556,090 to WWS when the Company is ready to begin its manufacturing operations or October 1, 1998, which ever occurs sooner. The Company, for the right to manufacture under the terms of the License Agreement, is committed to pay an additional $384,368 when the Company is ready to begin its manufacturing operations before receiving tooling, written methods and training. In addition, and in accordance with the License Agreement, the Company, during the term of the License Agreement, is generally required to pay a royalty to WWS of 5.7%, of the Net Sales Prices (as such term is defined in the License Agreement) of Walker wingsail yachts manufactured and sold by the Company. Upon construction by the Company of the first ZEFYR 43, the Company will be free to establish its own sale price for the yachts it constructs, subject only to normal pricing constraints.
The Company has also agreed not to manufacture or sell other marine vessels or propulsion systems without the express written consent of WWS.

      The License Agreement does not provide the Company the right to manufacture the Walker Micromariner control system. The License Agreement, however, states that such systems, for the term of the License Agreement, will be manufactured by WWS and provided to the Company at the list price for the Micromariner control systems as set by WWS from time to time. The Walker Micromariner control system source code and design data are held by WWS in escrow for the benefit of the Company in the event of certain events, including the insolvency of WWS.

      While the terms of the License Agreement were not negotiated at arms length and were in fact determined unilaterally by Mr. and Mrs. Walker, the principles involved in the determination of the terms of the License Agreement were those of fairness. Management believed that the License Agreement should be fair to the stockholders of WWS, who would be relinquishing what could be approximately 50% of the world market for Walker wingsail yachts, and equally fair to the stockholders of the Company, who while benefiting from the availability of a fully developed product with no need for costly research and development will pay what in the early stages may well be a substantial proportion of revenues in royalty payments.

      It is anticipated that WWS will develop, over the course of several years, a full range of models. The License Agreement provides that WWS will offer the Company exclusive rights in respect of such new products, upon the payment to WWS of a fee equal to 150% of the initial sales price set by WWS for the new product.

      In the event that the employment of Mr. Walker is terminated by WWS, other than by reason of Mr. Walker's wilful neglect or misconduct, his voluntary resignation or his death or in the event WWS becomes insolvent, then the Company has the right to obtain the exclusive rights and license to use the technology embraced by the patents and patent applications owned by the Walkers, as well as the proprietary methods and trade secrets for the design, construction and sale of Walker wingsail yachts in the Territory for the manufacture, marketing and sale of ZEFYR 43 yachts.

      The License Agreement also pertains to other proprietary methods and trade secrets which are used by WWS in the design of its wingsail yachts and which are not covered by existing patents or patent applications.

Sales Representation Agreement

      Prior to commencing its manufacturing operations, the Company will act as a sales representative for WWS in connection with the sale of Walker wingsail yachts manufactured by WWS. In such capacity the Company will sell sailing yachts manufactured by WWS at prices determined by WWS and will receive a commission of up to 8% on each sale. WWS has also entered into a separate agreement with an unaffiliated third party pursuant to which it has agreed to pay a commission of 20% on each sale for which third party is responsible. WWS has agreed to pay WWA 2% of each such sale to the third party. It is the understanding of WWA that this commission arrangement is temporary and that in future, WWS will pay commissions in the range of 8% to 10%.

      The Company plans to advertise its boats in sailing magazines such a Multihulls, Sail, Sailing World and Cruising World. To reach a wider audience, advertisements may also be placed in magazines such as the Robb Report, Popular Science, etc. The Company also plans to exhibit at many of the major boat shows in its Territory.

Competition

      The market for sailing yachts is highly competitive. The Company, however, believes that it has the advantage of exclusive access to unique technology. Nevertheless, many of the Company's competitors have significantly greater financial, distribution, advertising, marketing, management and personnel resources than the Company. To a significant degree, the Company's future success will depend upon its ability to be competitive in the areas of price, quality and marketing while operating within the constraints imposed by its financial resources, as well as its ability to obtain further financing when required.

Employees

      As of April 14, 1997, the Company did not have any employees other than Mr. and Mrs. Walker. The Company, however, plans to recruit a management team as soon as it is financially capable of doing so. As of that same date, WWS employed 48 persons on a full-time basis. These employees of WWS were engaged in the following categories of activities: executive, design and administration (12), sales (2), and manufacturing
(34).

Item 2  Description of Property.

      The Company currently has no corporate offices or construction facilities. The Company operates out of the offices of WWS. The Company's registered office in the United States is located in the offices of the Company's financial advisor. The Company has no leases and pays no rent at either of these locations. The Company, however, will be required to secure such facilities in the future.

Item 3  Legal Proceedings.

      The company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated the Company will be made a party.

Item 4  Submission of Matters to a Vote of Security Holders.

      No matters were submitted, during the fourth quarter of the year covered by this report, to a vote of the security holders through the solicitation of proxies or otherwise.


                                   PART II

Item 5  Market for Common Equity and Related Shareholder Matters.

      During May 1996 the Company was accepted for a listing on the OTC Bulletin Board of it's Common Stock, but to date no stock has been traded.

      As of April 14, 1997 there were approximately 1,626 record holders of the Company's Common Stock. The Company has not paid any dividends, and it is not anticipated that any dividends will be paid in the near term.

Item 6  Management's Discussion and Analysis or Plan of Operation

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 WITH THE PERIOD FROM INCEPTION (JANUARY 19, 1995) TO DECEMBER 31, 1995 AND THE CUMULATIVE PERIOD FROM INCEPTION (JANUARY 19,
1995) TO DECEMBER 31, 1996

Results of Operations

      During the period from the inception of the Company (January 19, 1995) through December 31, 1996, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

      No revenues were received by the Company from operations during the twelve month period ended December 31, 1996, (the Current Period ), or the period from inception (January 19, 1995) to December 31, 1995, (the Prior Period ), or during the cumulative period from inception (January 19, 1995) to December 31, 1996. The Company suffered a loss of $445,300 during the Current Period and $483,971 in the Prior Period and $929,271 during the period from inception (January 19, 1995) to December 31, 1996 from development-stage operations.

      The Company incurred selling, general and administrative expenses of $396,956 in the Current Period, $497,097 in the Prior Period and $894,053 during the cumulative period from inception (January 19, 1995) to December 31, 1996.

      The Company incurred depreciation and amortization expenses including amortization of the debt discount, of $50,127 in the Current Period, $34,970 in the Prior Period and $85,097 during the cumulative period from inception (January 19, 1995) to December 31, 1996

      The Company recorded a write-down of deferred syndication costs in the amount of $43,062, incurred a loss on foreign currency exchange rate of $1,703, interest expense of $17,223, interest income of $2,664, other income of $2,130, and a gain on the sale of its demonstration yacht of $8,850 in the Current Period and a gain on foreign currency exchange rate of $11,529 and interest income of $1,597 in the Prior Period. During the cumulative period from inception (January 19, 1995) to December 31, 1996 the Company recorded a write-down of deferred syndication costs in the amount of $43,062, incurred a gain on foreign currency exchange rate of $9,826, interest expense of $17,223, interest income of $4,261, other income of $2.130, and a gain on the sale of its demonstration yacht of $8,850 during the cumulative period of inception (January 19, 1995) to December 31, 1996.

      The net cash used in operating activities during the Current Period amounted to $446,845, of this amount, cash was decreased in the amount of $342,461 as a result of the net loss, net of non-cash items for depreciation and amortization costs, including amortization of the debt discount, gain on sale of demonstration yacht, stock compensation for services rendered and deferred syndication costs in the amounts of $50,127, $8,850, $18,500 and $43,062 respectively; cash increased in the amount of $10,589 as a result of a decrease in prepaid expenses and other current assets; cash decreased in the amount of $18,042 as a result of a decrease in accounts payable and accrued expenses; cash increased in the amount of $19,930 in customer deposits and cash decreased in the amount of $116,861 as a result of a decrease in the amount due to WWS. During the Prior Period, the net cash used in operating activities amounted to $145,706 of which cash decreased in the amount of $449,001 as a result of the net loss, net of non-cash items for depreciation and amortization costs in the amount of $34,970, cash decreased in the amount of $12,689 as a result of an increase in prepaid expenses and other current assets; cash increased in the amount of $44,490 as a result of an increase in accounts payable and accrued expenses; cash increased in the amount of $24,958 in customer deposits and cash increased by $246,536 as a result of an increase in the amount due to WWS.

      During the cumulative period of inception (January 19, 1995) to December 31, 1996 the net cash provided by operating activities amounted to $592,551. Of this amount, cash was decreased in the amount of $791,462 as a result of the net loss, net of non-cash items including depreciation and amortization costs, including amortization of the debt discount, gain on the sale of demonstration yacht, stock compensation for services rendered, deferred syndication costs in the amounts of $85,097, $8,850, $18,500, and $43,062 respectively; cash decreased in the amount of $2,100 as a result of an increase in prepaid expenses and other current assets; and increased in the amount of $26,448 as a result of an increase in accounts payable and accrued expenses; cash increased in the amount of $44,888 as a result of an increase in customer deposits; and cash increased in the amount of $129,675 as a result of an increase in the amount due to WWS.

      In the Current Period cash flows from investing activities consisted of the proceeds from the sale of the demonstration yacht in the amount of $357,000 and in the Prior Period, cash used in investing activities amounted to $354,470 relating to the acquisition of a demonstration yacht of $353,452 and an outlay for organisation costs in the amount of $1,108. During the cumulative period from inception (January 19, 1995) to December 31, 1996 the cash flows from investing activities amounted to a net figure of $2,530; primarily attributable to the proceeds from the sale of the demonstration yacht offset by the acquisition costs of such yacht.

      Cash flows from financing activities amounted to $32,056 during the Current Period consisting of $30,800 from the issuance of 36,000 shares of Common Stock, proceeds from issuance of note payable of $142,500; less deferred syndication costs of $4,249; less a principal repayment of its obligation on the license and sub license agreement with WWS in the
amount of $136,995.   During the Prior Period, the net cash used in
financing activities amounted to $579,426 which consisted of deferred syndication costs of $38,813 and $811,634 of proceeds from the issuance of 1,294,500 of common stock, less a principal repayment of its obligation on the license and sub license agreement with WWS in the amount of $193,395.

      During the cumulative period from inception (January 19 1995) to December 31, 1996, the net cash used in financing activities amounted to $611,482 consisting of $142,500 proceeds from issuance of note payable; $842,434 from the issuance of 1,330,500 of common stock, less deferred syndication costs of $43,062; less a principal repayment of its obligation on the license and sub license agreement with WWS in the amount of $330,390.

Liquidity and Capital Resources

      The Company's ability to continue in operation is dependent upon raising additional capital until revenues are sufficient to fund the company's operating expenses. The Company is currently exploring the possibility of raising additional capital through private sources. There can be no assurance that the Company will be able to secure such financing on a timely basis or on terms that are acceptable to it, or that such funds will be adequate for its future operations. The Company is also currently considering a merger with its affiliated entity, WWS. WWS is in the process of attempting to raise approximately $4,300,00 of capital through a U.K. offering of its Convertible Unsecured Loan Stock.

      During the first quarter 1996 the Company entered into a term loan agreement with an unaffiliated third party pursuant to which the Company borrowed $142,500, net of unamortized discount of $7,500, at an annual interest rate of 7.3/4% (an effective annual interest rate of 13.2%) for working capital purposes. Under the terms of the loan agreement, the borrowings are due on March 28, 1997. The company is in the process of negotiating an extended due date. The loan is secured by substantially all of the Company's assets. The Company currently has no other borrowing facilities or alternative financing methods available to it.

      Contingent on the Company's ability to raise additional capital, the Company plans to acquire ship building facilities at a location yet to be determined in the eastern United States and to begin commercial production of Walker Wingsail yachts using the Walker Wingsail technology. The Company believes that the initial cost of acquiring and bringing into full production a ship building facility necessary for its operations will be approximately $3.5 to $4.0 million. There can be no assurance that the Company will be able to raise such capital on terms satisfactory to it.

      The Company is not currently committed to expend funds for marketing or any other activities or purchases. Management also expects to incur minimal office and administration expenses and professional fees. Dependent upon the success of additional capital raising activities, the Company's expenditures will increase accordingly to fund its post-development stage operations.

Item 7. Financial Statements

                                                          Page
                                                          ----

            Independent Auditors' Report                  F-1

            Balance Sheet                                 F-2

            Statement of Operations                       F-3

            Statement of Stockholders' Equity             F-4

            Statement of Cash Flows                       F-5

            Notes to Financial Statements                 F-6 to F-10



                         WALKER WINGSAIL AMERICA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



To the Board of Directors
Walker Wingsail America, Inc.
555 Turnpike Street, Suite 44
North Andover, Massachusetts  01845



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying balance sheets of Walker Wingsail America, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 1996, the period from inception (January 19, 1995) through December 31, 1995 and the cumulative period from inception (January 19, 1995) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Wingsail America, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the period from inception (January 19, 1995) through December 31, 1995 and the cumulative period from inception (January 19, 1995) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has experienced continued losses from its development stage operations and a deterioration of working capital that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Moody, Cavanaugh & Company, LLP
March 27, 1996



Balance Sheets                                    Walker Wingsail America, Inc.
                                                  (A Development Stage Company)
===============================================================================



December 31                                                             1996          1995
                                                                     ----------    -----------

Assets

Current Assets:
  Cash                                                               $   21,461    $    79,250
  Prepaid Expenses and Other Current Assets                               2,100         12,689
                                                                     -------------------------
Total Current Assets                                                     23,561         91,939

Demonstration Yacht, Net of Accumulated Depreciation of $5,302               --        348,150
Intangible Assets, Net of Accumulated Amortization of $74,197
 and $29,668, Respectively.                                             813,301        857,830
Deferred Syndication Costs                                                   --         38,813
                                                                     -------------------------

Total Assets                                                         $  836,862    $ 1,336,732
                                                                     =========================

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
  Accounts Payable and Accrued Expenses                              $   26,448    $    44,490
  Customer Deposits                                                      44,888         24,958
  Note Payable, Net of Unamortized Discount of $1,902 (Note 2)          148,098             --
                                                                     -------------------------
Total Current Liabilities                                               219,434         69,448

Due to Affiliated Entity (Note 4)                                       129,675        246,536
License and Sub-license Agreement Obligation (Note 7)                   556,090        693,085
                                                                     -------------------------
Total Liabilities                                                       905,199      1,009,069
                                                                     -------------------------

Stockholders' Equity (Deficiency):
  Preferred Stock: $.001 Par Value; 5,000,000 Shares Authorized
   (Note 6)                                                                  --             --
  Common Stock: $.001 Par Value; 20,000,000 Shares Authorized;
   2,386,680 and 2,295,680 Shares Issued and Outstanding,
   Respectively.                                                          2,387          2,296
  Additional Paid-in Capital                                            858,547        809,338
  Deficit Accumulated During Development Stage                         (929,271)      (483,971)
                                                                     -------------------------
Total Stockholders' Equity (Deficiency)                                 (68,337)       327,663
                                                                     -------------------------

Total Liabilities and Stockholders' Equity (Deficiency)              $  836,862    $ 1,336,732
                                                                     =========================


The accompanying notes are an integral part of these financial statements.



Statements of Operations                          Walker Wingsail America, Inc.
                                                  (A Development Stage Company)
===============================================================================



                                                                          For the Period      Cumulative
                                                                          from Inception    from Inception
                                                          For the Year     (January 19,      (January 19,
                                                             Ended        1995) through      1995) through
                                                          December 31,     December 31,      December 31,
                                                              1996             1995              1996
                                                          ------------    --------------    --------------

Selling, General and Administrative Expenses              $ (396,956)      $ (497,097)       $ (894,053)
                                                          ---------------------------------------------

Other Income (Expense):
  Deferred Syndication Costs                                 (43,062)              --           (43,062)
  Interest Expense                                           (17,223)              --           (17,223)
  Gain on Sale of Demonstration Yacht                          8,850               --             8,850
  Interest Income                                              2,664            1,597             4,261
  Other Income                                                 2,130               --             2,130
  Gain (Loss) on Foreign Currency Exchange Rate               (1,703)          11,529             9,826
                                                          ---------------------------------------------
Total Other Income (Expense)                                 (48,344)          13,126           (35,218)
                                                          ---------------------------------------------

Net Loss from Development Stage Operations                $ (445,300)      $ (483,971)       $ (929,271)
                                                          =============================================


Net Loss per Share                                        $    (0.19)      $    (0.30)       $    (0.47)
                                                          =============================================


The accompanying notes are an integral part of these financial statements.




Statements of Stockholders' Equity (Deficiency)   Walker Wingsail America, Inc.
                                                  (A Development Stage Company)
===============================================================================



                                                               Common Stock                Deficit
                                                    ----------------------------------   Accumulated       Total
                                                                            Additional      During     Stockholders'
                                                                             Paid-In     Development      Equity
                                                     Shares     Par Value    Capital        Stage      (Deficiency)
                                                    ---------   ---------   ----------   -----------   -------------

Issuance of Common Stock to Founding
 Stockholders, January 19, 1995                       893,412    $   893    $    (693)    $      --     $      200

Issuance of Common Stock, February 3, 1995              1,000          1           --            --              1

Issuance of Common Stock for the Purchase of
 Infocorp Technology Corp., May, 1995                 711,685        712           --            --            712

Repurchase and Retirement of Common Stock,
 May, 1995                                           (604,917)      (605)          --            --           (605)

Issuances of Common Stock Pursuant to Initial
 Stock Offering Completed on September 12, 1995     1,294,500      1,295      904,855            --        906,150

Syndication Costs                                          --         --      (94,824)           --        (94,824)

Net Loss for the Period from Inception (January
 19, 1995) through December 31, 1995                       --         --           --      (483,971)      (483,971)
                                                    --------------------------------------------------------------

Balance as of December 31, 1995                     2,295,680      2,296      809,338      (483,971)       327,663

Issuances of Common Stock during the Year
 Ended December 31, 1996                               36,000         36       30,764            --         30,800

Issuances of Common Stock in Consideration for
 Certain Services Rendered to the Company              55,000         55       18,445            --         18,500

Net Loss for the Year Ended December 31, 1996              --         --           --      (445,300)      (445,300)
                                                    --------------------------------------------------------------

Balance as of December 31, 1996                     2,386,680    $ 2,387    $ 858,547    $ (929,271)    $  (68,337)
                                                    ==============================================================


The accompanying notes are an integral part of these financial statements.



Statements of Cash Flows                          Walker Wingsail America, Inc.
                                                  (A Development Stage Company)
===============================================================================



                                                                                  For the Period      Cumulative
                                                                                  from Inception    from Inception
                                                                  For the Year     (January 19,      (January 19,
                                                                     Ended        1995) through     1995) through
                                                                  December 31,     December 31,      December 31,
                                                                      1996             1995              1996
                                                                  ------------    --------------    --------------

Cash Flows from Operating Activities:
  Net Loss from Development Stage Operations                      $ (445,300)       $ (483,971)       $ (929,271)
  Adjustments to Reconcile Net Loss from Development Stage
   Operations to Net Cash Used in Operating Activities:
    Depreciation and Amortization                                     44,529            34,970            79,499
    Deferred Syndication Costs                                        43,062                --            43,062
    Stock Compensation for Services Rendered                          18,500                --            18,500
    Gain on Sale of Demonstration Yacht                               (8,850)               --            (8,850)
    Amortization of Debt Discount                                      5,598                --             5,598
    (Increase) Decrease in Prepaid Expenses and Other
     Current Assets                                                   10,589           (12,689)           (2,100)
    (Decrease) Increase in Accounts Payable and Accrued
     Expenses                                                        (18,042)           44,490            26,448
    Increase in Customer Deposits                                     19,930            24,958            44,888
    (Decrease) Increase in Due to Affiliated Entity                 (116,861)          246,536           129,675
                                                                  ----------------------------------------------
Net Cash Used in Operating Activities                               (446,845)         (145,706)         (592,551)
                                                                  ----------------------------------------------

Cash Flows from Investing Activities:
  Proceeds from the Sale of Demonstration Yacht                      357,000                --           357,000
  Acquisition of Demonstration Yacht                                      --          (353,452)         (353,452)
  Organization Costs                                                      --            (1,018)           (1,018)
                                                                  ----------------------------------------------
Net Cash Provided by (Used in) Investing Activities                  357,000          (354,470)            2,530
                                                                  ----------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                             142,500                --           142,500
  Principal Repayments of License and Sub-license
   Agreement Obligation                                             (136,995)         (193,395)         (330,390)
  Proceeds from Issuance of Common Stock                              30,800           811,634           842,434
  Deferred Syndication Costs                                          (4,249)          (38,813)          (43,062)
                                                                  ----------------------------------------------
Net Cash Provided by Financing Activities                             32,056           579,426           611,482
                                                                  ----------------------------------------------

Net (Decrease) Increase in Cash                                      (57,789)           79,250            21,461
                                                                  ----------------------------------------------

Cash, Beginning                                                       79,250                --                --
                                                                  ----------------------------------------------

Cash, Ending                                                      $   21,461        $   79,250        $   21,461
                                                                  ==============================================


See Note 9 for Supplemental Disclosures Cash Flow Information.


The accompanying notes are an integral part of these financial statements.




Notes to Financial Statements                     Walker Wingsail America, Inc.
                                                  (A Development Stage Company)
===============================================================================


1.    Significant Accounting Policies:

Reporting Entity: Walker Wingsail America, Inc. (the Company) was incorporated on January 19, 1995, as a Delaware corporation. On May 5, 1995, the Company entered into a license and sub-license agreement with an affiliated entity, Walker Wingsail Systems PLC, for the right to distribute, and contingent on additional funding as provided for under the license and sub-license agreement, produce and market yachts using Walker Wingsail Systems PLC's technology and design. Under the terms of the license agreement, the Company is provided with the right to distribute, market and produce Walker Wingsail yachts throughout the territory of Canada, the United States, Mexico, all the countries of Central and South America and the Caribbean and the Republic of the Bahamas.

On September 12, 1995, the Company completed an initial stock offering in which it raised $811,326, net of syndication cost amounting to $94,824, through the issuance of 1,294,500 shares of its $.001 par value common stock.

In May, 1995, the Company merged its operations with Infocorp Technology, Corp. through a stock for stock exchange. In accordance with the merger, the Company issued 711,685 shares of its $.001 par value common stock in exchange for all of the issued and outstanding shares of Infocorp Technology Corp. Subsequent to the merger, the Company repurchased 604,917 shares of its $.001 par value common stock from an affiliated entity, Walker Wingsail Systems PLC. Such shares, which were repurchased for consideration in the amount of $1, were subsequently retired. This merger, which was accounted for under the purchase method, had no monetary impact on the Company's financial position or operational activities as Infocorp Technology Corp. was, since its inception, an inactive corporation.

As of December 31, 1996, the Company, as a result of its attempting to raise additional capital necessitated to commence its commercial operations and as a result of it not commencing those commercial operations, has presented its financial statements under the provision of Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

Earnings Per Share: Earnings per share of common stock are based on the weighted average number of shares outstanding, which during the year ended December 31, 1996, the period from inception (January 19, 1995) through December 31, 1995 and the cumulative period from inception (January 19, 1995) through December 31, 1996, amounted to 2,366,235, 1,588,366 and 1,987,133, respectively.

Demonstration Yacht: The demonstration yacht is recorded at cost. Depreciation is calculated using the straight-line method over the estimated life of the related asset.

Intangible Assets: Intangible assets represent costs incurred to obtain a license and sub-license agreement, and organization costs amounting to $886,480 and $1,018. The license and sub-license costs and the organization costs are being amortized using the straight-line method over the estimated useful life of the license and sub-license agreement and five years, respectively. Amortization expense during the year ended December 31, 1996 and the period from inception (January 19, 1995) through December 31, 1995, amounted to $44,529 and $29,668, respectively.

Deferred Syndication Costs: Deferred syndication costs were scheduled to be offset against the proceeds raised from a secondary stock offering. During the year ended December 31, 1996 and the period form inception (January 19, 1995) through December 31, 1995, the Company incurred and capitalized deferred syndication costs in the amount of $4,249 and $38,813, respectively. As of December 31, 1996, the Company has not initiated a secondary stock offering; accordingly, during the year ended December 31, 1996, the Company has recorded a loss on impairment of deferred syndication costs in the amount of $43,062.

Income Taxes: The Company reports under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Advertising and Promotion: The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion expense during the year ended December 31, 1996 and the period from inception (January 19, 1995) through December 31, 1995, in the amount of $38,565 and $98,297, respectively.

Foreign Currency Transactions: The Company reports its foreign currency transactions in accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", whereas certain foreign currency transactions are denominated in a currency other than its functional currency and generate certain assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which the transaction is denominated increases and decreases the expected amount of functional currency required upon settlement of the transaction. At each balance sheet date, the Company adjusts assets and liabilities denominated in a currency other than its functional currency to reflect the current exchange rate, and the resulting exchange gain or loss is recorded in the Company's statement of operations. Transaction gains and losses are also realized upon settlement of a foreign currency transaction in the Company's statement of operations for the period in which the transaction is settled.

Use of Estimates: Management has used estimates in its preparation of the financial statements in accordance with generally accepted accounting principles. Actual results experienced by the Company may differ from those estimates.


2.    Note Payable:

During March, 1996, the Company borrowed $142,500, net of an unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the borrowings outstanding were due in March, 1997. The Company is in the process of negotiating an extended due date. The note is collateralized by substantially all assets of the Company. As of December 31, 1996, borrowings outstanding under the note agreement, net of unamortized discount of $1,902, amounted to $148,098. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and issued 50,000 shares of its .001 par value common stock to the lender. Such shares of common stock have been recorded at a value in the amount of $3,500 in the accompanying balance sheet as of December 31, 1996.


3.    Demonstration Yacht:

The Company purchased its demonstration yacht during 1995 from an affiliated entity, Walker Wingsail Systems PLC, for cash consideration in the amount of $353,452.

During February, 1996, the Company sold its demonstration yacht to Wingsail U.S.A., Inc., an unaffiliated third party, for cash consideration in the amount of $357,000.


4.    Due to Affiliated Entity:

Due to affiliated entity represents balances due to Walker Wingsail Systems PLC, an affiliated entity, for professional and administrative expenses incurred by and allocated from Walker Wingsail Systems PLC for the benefit of the Company. During the year ended December 31, 1996 and the period from inception (January 19, 1995) through December 31, 1995, the Company was allocated salaries in the amount of $112,821 and $125,404 from Walker Wingsail Systems PLC based on the percentage of time spent by employees of Walker Wingsail Systems, PLC on behalf of the Company. In addition, other administrative expenses and professional fees, amounting to $87,877 and $237,607 during the year ended December 31, 1996 and the period from inception (January 19, 1995) through December 31, 1995, respectively, have been allocated by Walker Wingsail Systems PLC to the Company based on specific expense identification. As of December 31, 1996 and 1995, the Company is obligated to Walker Wingsail Systems, PLC for the aforementioned activities in the amount of $129,675 and $246,536, respectively. This amount due to Walker Wingsail Systems PLC is non-interest bearing and is due at the point the Company completes a secondary offering of its stock.

Although it was the Company's intention to repay this obligation to Walker Wingsail Systems PLC at the point the Company completed a secondary offering of its stock, upon receipt of proceeds from the sale of the demonstration yacht (Note 3), the Company elected to remit payments toward this outstanding obligation to Walker Wingsail Systems PLC during February and May, 1996 in the amounts of $151,000 and $166,559, respectively.


5.    Income Taxes:

As discussed in Note 1, the Company reports under the provisions of Statement of Financial Accounting Standards No. 109. Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The temporary difference which gives rise to a significant portion of the deferred tax asset as of December 31, 1996 and 1995, relates to the deferred net operating loss carryforwards.

As of December 31, 1996, the Company has available approximately $929,000 in federal deferred net operating loss carryforwards, which are available to offset future taxable income. This offset in future taxable income, as provided for under the United States Internal Revenue Code, commences at the point the Company is ready to commence its commercial operations, and such offset is to be provided systematically over a five-year period. As of December 31, 1996 and 1995, the Company's deferred tax asset relating to these deferred net operating loss carryforwards, which approximates $316,000 and $165,000, respectively, has been offset by a valuation allowance in an equal amount.

The United States Internal Revenue Code imposes limitations under certain circumstances on the use of net operating loss carryforwards upon the occurrence of an ownership change. An ownership change can result from the issuance of equity securities by the Company, purchases of the Company's securities in the secondary market or a combination of the foregoing. The Company's issuance of new equity securities may jeopardize continued availability of the Company's net deferred operating loss carryforwards.


6.    Preferred Stock:

The Company maintains 5,000,000 shares of $.001 par value preferred stock, none of which have been issued. The Company's Articles of Incorporation stipulate that the Company's Board of Directors are authorized, subject to restrictions imposed under the laws of the State of Delaware, to establish the rights and privileges of such stock. These rights and privileges have not been established by the Company's Board of Directors as of December 31, 1996.


7.    License and Sub-License Agreement:

On May 5, 1995, the Company entered into an exclusive license and sub-license agreement with an affiliated entity, Walker Wingsail Systems PLC, by which it obtained the rights to manufacture and sell Walker Wingsail yachts in the territory of Canada, the United States, Mexico, all the countries of Central and South America and the Caribbean and the Republic of the Bahamas. The term of the license and sub-license agreement, which is scheduled to expire in 2015, is subject to an extension in the event that additional license and sub-license agreement patents are created by either Walker Wingsail Systems PLC or a related party, Mr. and Mrs. John Walker. Under the termination provisions, the license and sub-license agreement shall remain in effect through the lives of such additional patents.

Contingent on additional funding requirements as provided for under the license and sub-license agreement, the Company has been granted the right to produce and market yachts using Walker Wingsail Systems PLC's technology and design and, through sub-licensing, patents and methods held and protected by Mr. and Mrs. John Walker. In the event that the Company's production levels fall below certain minimums, which are to be effected with the commencement of manufacturing operations, the license and sub-license agreement shall become non-exclusive to the Company within the licensed territory. In addition, the Company is to be provided with tooling, written methods and training relating to the manufacturing processes and marketing of the Walker Wingsail yachts.

In consideration for this license and sub-license agreement, the Company remitted $136,995 and $193,395 to Walker Wingsail Systems PLC during the year ended December 31, 1996 and the period from inception (January 19, 1995) through December 31, 1995, respectively, and is committed to remit an additional $556,090 to Walker Wingsail Systems PLC at the point the Company is ready to begin its manufacturing operations or October 1, 1998, whichever occurs sooner. The Company, for the right to manufacture under the terms of the license and sub-license agreement, is also committed to remit an additional $384,368 for tooling, written methods and training at the point the Company is ready to begin its manufacturing operations. In addition and in accordance with the license and sub-license agreement, the Company, during the term of the license and sub-license agreement, subject to certain minimum royalty levels, which are scheduled to be in effect subsequent to the commencement of the Company's manufacturing operations, is required to remit a royalty to Walker Wingsail Systems PLC ranging from 2.7% to 5.7% of the net sales price derived from the future sale of the Walker Wingsail yachts. The Company also agrees not to manufacture or sell other marine vessels or propulsion systems without the express written consent of Walker Wingsail Systems PLC.

The license and sub-license agreement does not provide the Company the right to manufacture the Walker Wingsail yacht's control computer systems and, accordingly, such systems for the duration of the license and sub-license agreement shall be provided by Walker Wingsail Systems PLC, at a price to be determined from time to time. The Walker Wingsail yacht's control computer systems' source code and design data are held by Walker Wingsail Systems PLC, in escrow for the benefit of the Company in the event of certain occurrences, including the insolvency of Walker Wingsail Systems PLC.

Prior to commencing its manufacturing operations, the Company will act as a non-exclusive sales representative for Walker Wingsail Systems PLC in connection with the sale of Walker Wingsail yachts manufactured by Walker Wingsail Systems PLC. In such capacity, the Company will sell such Walker Wingsail yachts at prices determined by Walker Wingsail Systems PLC and will receive a commission of up to 8% of each such sale.

In March, 1996, Walker Wingsail Systems PLC entered into a sales representation agreement with Wingsail, U.S.A., Inc. pursuant to which it agreed to pay a commission of 20% of each sale of Walker Wingsail yachts for which Wingsail, U.S.A., Inc. is responsible. Walker Wingsail Systems PLC has also agreed to pay the Company a commission of 2% of each such sale made by Wingsail, U.S.A. Inc.


8.    Economic Dependency:

The Company is economically dependent on the ability of the affiliated entity, Walker Wingsail Systems PLC, to timely and properly discharge its responsibilities under the license and sub-license agreement. Certain provisions have been made under the license and sub-license agreement, whereas in the event of certain occurrences, including insolvency of the affiliated entity, the Company may be granted exclusive rights and privileges of the sub-licensed technology and methods, held and protected by a related party, Mr. and Mrs. John Walker, and the Company shall have the right of first refusal to purchase the assets of Walker Wingsail Systems PLC. Walker Wingsail Systems PLC was issued, by its Chartered Accountants and Registered Auditors, on October 8, 1996, an opinion as to the "true and fair view of the state of the company's affairs as at 30th March, 1996 and of its loss for the year then ended." The opinion included the statement that Walker Wingsail Systems PLC's "financial statements have been prepared on a going concern basis and the validity of this depends on the company's ability to raise additional funds and its ability to generate sufficient profits in the future. The financial statements do not include any adjustments that would result from a failure to obtain such funds or to generate such profits."


9.    Supplemental Disclosures of Cash Flow Information:

The Company paid cash for interest during the year ended December 31, 1996, in the amount of $5,812.

During the year ended December 31, 1996, the Company issued 55,000 shares of its common stock in consideration for certain services rendered to the Company in the amount of $18,500.

During May, 1995, the Company incurred license and sub-license costs and an equivalent obligation with an affiliated entity in the amount of $886,480.

During the period from inception (January 19, 1995) through December 31, 1995, the Company issued 12,500 shares of its common stock in lieu of syndication cost consideration in the amount of $8,750, for the initial stock offering placement of certain of its common stock shares.


10.   Adverse Conditions and Management's Plan:

The Company has experienced losses in its development stage and as of December 31, 1996, is in a working capital deficiency. These continued losses and deficiency in working capital raise substantial doubt about the Company and its ability to continue in existence as a going concern. In regard to this matter, the Company continues to seek additional capital and is considering a merger with its affiliated entity, Walker Wingsail Systems PLC. Walker Wingsail Systems PLC is in the process of attempting to raise approximately $4,300,000 of capital through a U.K. offering of its Convertible Unsecured Loan Stock. The Company and its ability to continue as a going concern is dependent upon the Company's containment of costs and the attainment of additional capital or the ability of its affiliated entity to support the Company's operations.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name                        Age            Position
----                        ---            --------

John Walker                 59             President and Director

Jean Walker                 54             Executive Vice President,
                                           Secretary and Director

      As of April 14, 1997 the Company's only directors and employees were John Walker and Jean Walker. John Walker and Jean Walker are married. The company is currently exploring the possibility of adding additional directors to its board. No timetable, however has been set for adding additional directors. Each director holds office for a period of one year and serves until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

      The members of the Board of Directors are not compensated in such capacity; however, the Board of Directors may, by resolution, pay director's fees and reimburse directors for expenses related to the Company's business.

      Mr Walker has been an officer and director of the Company since its inception. Mr Walker has also been an officer and director of WWS since 1981.

      Mrs Walker has been an officer and director of the Company since its inception. Mrs Walker has been the Secretary of WWS since 1983, became its Commercial Director in 1984, and is presently the Managing Director of WWS.

      Mr and Mrs Walker organized the Company and may be considered the Company's "promoters" as that term is defined by the Securities and Exchange Commission.

      See Item 7 for information concerning loans and other transactions between the Company and WWS, an affiliated company.

Item 10. Executive Compensation.

      The following table shows the compensation paid to the Company's officers by the Company during the period from January 1, 1996 through December 31, 1996

            Name                  Compensation Paid by the Company
            ----                  --------------------------------

            John Walker                       $50,792

            Jean Walker                       $47,613

Employment Agreements

      The Company and Mr Walker are parties to a three-year Service Agreement (commencing January 19, 1995) pursuant to which Mr Walker serves as the President of the Company with responsibility for the administration and management of all of the Company's engineering operations and activities. Pursuant to the terms of the Service Agreement, Mr Walker receives a salary of $72,000 per annum, subject to adjustment, as well as certain additional benefits.

      The Company and Mrs Walker are parties to a three-year Service Agreement (commencing January 19, 1995) pursuant to which Mrs Walker serves as the Chief Executive Officer of the Company with responsibility for all the Company's financial, administrative, marketing, sales and personnel activities. Pursuant to the terms of the Service Agreement, Mrs Walker receives a salary of $64,000 per annum, subject to adjustment, as well as certain additional benefits.

      The Company has agreed that Mr and Mrs Walker may, during the continuance of their respective Service Agreements, be directly or indirectly engaged or concerned or interested in any other business and are permitted to hold shares of securities in the other companies. Each of Mr and Mrs Walker have agreed with the Company that they will devote approximately 50% of their time to the business of the Company.

      Mr and Mrs Walker have each agreed that they will not, at any time, make use of, divulge or communicate to any unauthorized person any trade secrets or other confidential information relating to the Company or any subsidiary or associated company or acquired by them in the course of their employment. Mr and Mrs have also agreed that they will not, during the terms of their respective employments and for a period of 52 weeks thereafter, solicit in competition with the Company, any person, firm or company who or which at any time during the previous two years was a supplier, an employee or customer of the Company.

Item 11  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the number of and percentage of outstanding shares of Common Stock owned by officers, directors and principal shareholders of the Company as of April 14, 1997.

Name and Address             Shares of Common Stock    Percent of Class
----------------             ----------------------    ----------------

John Walker                  893,412(1)                39%
Devonport Royal Dockyard
Plymouth, Devon PL1 4SG
England

Jean Walker                  893,412(2)                39%
Devonport Royal Dockyard
Plymouth, Devon PL1 4SG
England

Total                        893,412                   39%

________________________
<F1> Includes 446,706 shares of Common Stock owned by Mrs Walker

<F2> Includes 446,706 shares of Common Stock owned by Mr Walker

Item 12  Certain Relationships and Related Transactions

      In January 1995, John Walker and Jean Walker acquired their shares of the Company's common stock for $100 each.

      In September 1995, the Company completed the sale of 1,282,000 shares of Common Stock at $0.70 pr share. The net proceeds to the Company from this offering, after the payment of offering expenses of $94,825, were approximately $810,000. The Company used approximately $353,000 of the offering proceeds to purchase a demonstration yacht from WWS.

      As of December 31, 1996 the Company had a liability of $129,675 to WWS, representing amounts paid by WWS on behalf of the Company. The majority of this liability relates to expenses which the Company has classified as general and administrative expenses.

      In February 1996, the Company sold the ZEFYR to an unaffiliated party for a purchase price of $357,000.

      See part II, Item 4 regarding the Company's merger with a Company controlled by WWS.

Item 13  Exhibits, Lists and Reports on Form 8-K

(a) Exhibits - There are no additions to the list below filed for the year ended December 31, 1996

Exhibit No.    Identification of Exhibit
-----------    -------------------------

2.1            Plan of Merger between the Company and Infocorp Technology
               Corp. (Incorporated by reference to Exhibit 3 to the Company's Form 10-SB)

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 2 to the Company's Form 10-SB)

3.2 By-laws (Incorporated by reference to Exhibit 2 to the Company's Form 10-SB)

10.1 License Agreement, dated May 5, 1995 (Incorporated by reference to Exhibit 6(a) to the Company's Form 10-SB)

10.2           Amendment to License Agreement, dated February 23, 1996
               (Incorporated by reference to Exhibit 6(b) to the Company's Form 10-SB/A)

10.3 Service Agreement between the Company and John Walker, dated January 19, 1995 (Incorporated by reference to Exhibit 6(c) to the Company's Form 10-SB/A)

10.4           Amendment to Service Agreement between the Company and
               John Walker dated February 23,1996 (Incorporated by reference to Exhibit 6(d) to the Company's Form 10-SB/A)

10.5 Service Agreement between the Company and Jean Walker, dated January 19, 1995 (Incorporated by reference to Exhibit 6(e) to the Company's Form 10-SB/A)

10.6           Amendment to Service Agreement between the Company and
               Jean Walker dated February 23, 1996 (Incorporated by reference to Exhibit 6(f) to the Company's Form 10-SB/A)

10.7           Sales Representative Agreement between the Company and
               WWS, dated February 23, 1996 (Incorporated by reference to Exhibit 6(g) to the Company's Form 10-SB/A)

(b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 14, 1997                  WALKER WINGSAIL AMERICA INC


                                       By: /s/ John Walker
                                               John Walker, President


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                    Title                              Date
----                    -----                              ----

/s/ John Walker         President and a Director
                        (Principal Executive Officer,
                        Principal Financial Officer and
                        Principal Accounting Officer)      April 14, 1997


/s/ Jean Walker         Executive Vice President
                        Secretary and a Director           April 14, 1997