Form 10QSB
period 1997-03-31
WALKER WINGSAIL AMERICA INC
filed 1997-05-15
CIK 942652

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                       to
                                     ---------------------    ----------

                       Commission File Number 0-27274

                         WALKER WINGSAIL AMERICA INC
           (Exact Name of Registrant as specified in its charter)


             Delaware                               04-3303425
  State or other jurisdiction of         (IRS Employer Indentification No)
  incorporation or organization)

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

             Yes         X                             No
                  ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1997:

      Common Stock $0.001 par value                2,386,680
      -----------------------------                ---------
                  Class                        Number of Shares

                         WALKER WINGSAIL AMERICA INC

INDEX                                                                Page
-------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Balance Sheets -
             March 31, 1997 and December 31, 1996....................   3

            Condensed Statements of Operations -
             For the Three Months ended March 31, 1997 and 1996
             For the Cumulative From Inception
             (January 19, 1995) to March 31, 1997....................   4

            Condensed Statements of Cash Flows -
             For the Three Months ended March 31, 1997 and 1996
             For the Cumulative From Inception
             (January 19, 1995) to March 31, 1997....................   5

            Notes to Condensed Financial Statements..................   6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations............. 7-8

PART II    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...........................9-10

            Signatures



PART 1   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS




Condensed Balance Sheets                                 Walker Wingsail America Inc
                                                         (A Development Stage Company)
--------------------------------------------------------------------------------------
                                                           Mar 31        December 31,
                                                             1997            1996
                                                         (Unaudited)
-------------------------------------------------------------------------------------
Assets                                                    $                 $

Current Assets:
  Cash                                                        9,170            21,461
  Prepaid Expenses and Other Current Assets                   2,100             2,100
-------------------------------------------------------------------------------------
Total Current Assets                                         11,270            23,561

  Intangible Assets, Net of Accumulated Amortization
   of $85,329 and $29,668, Respectively                     802,169           813,301
-------------------------------------------------------------------------------------
Total Assets                                                813,439           836,862
                                                           ==========================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable and Accrued Expenses                      31,396            26,448
  Note Payable, Net of Unamortized Discount of $0
   and $1902 respectively (Note 4)                          150,000           148,098
  Customer Deposits                                          29,958            44,888
-------------------------------------------------------------------------------------
Total Current Liabilities                                   211,354           219,434

  Due to Affiliated Entity (Note 5)                         168,458           129,675
   License and Sub-License Agreement Obligation             556,090           556,090
-------------------------------------------------------------------------------------
Total Liabilities                                           935,902           905,199
-------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred Stock: $.001 Par Value; 5,000,000 Shares
  Authorized Common Stock: $.001 Par Value; 20,000,000
  Shares Authorized 2,386,680 Shares Issued and
  Outstanding (Note 8)                                        2,387             2,387
  Additional Paid-in Capital                                858,547           858,547
  Deficit Accumulated During Development Stage             (983,397)         (929,271)
-------------------------------------------------------------------------------------
Total Stockholders' Equity                                 (122,463)          (68,337)
-------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $ 813,439         $ 836,862
                                                          ===========================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


Condensed Statements of Operations                              Walker Wingsail America, Inc
                                                                (A Development Stage Company)
-------------------------------------------------------------------------------------------------------
                                                                                         Cumulative
                                                       For the Three Months Ended      From Inception
                                                        March 31       March 31      (January 19, 1995)
                                                          1997           1996        to March 31, 1997
                                                       (Unaudited)    (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses               (54,188)      (178,197)            (948,241)
-------------------------------------------------------------------------------------------------------
Other Income(Loss)
  Deferred Syndication Costs                                                                   (43,062)
  Interest Expense                                                                             (17,223)
  Gain on Sale of Demonstration Yacht                            -          8,850        	 8,850
  Interest Income                                               62          3,965                4,323
  Other Income                                                   -          2,100                2,130
  Gain (Loss) on Foreign Currency Exchange Rate                  -         (1,132) 	         9,826
-------------------------------------------------------------------------------------------------------
Total Other Income(Loss)                                        62         13,783              (35,156)
-------------------------------------------------------------------------------------------------------
Net Loss from Development Stage Operations              $  (54,126)    $ (164,414)          $ (983,397)
                                                        ===============================================

Net Loss Per Share                                           (0.02)         (0.07)               (0.48)
                                                        ===============================================

Weighted Average Number of Common Shares Outstanding     2,386,680      2,302,493            2,031,970
                                                        ===============================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


Condensed Statements of Cash Flows                                     Walker Wingsail America,Inc
                                                                      (A Development Stage Company)
--------------------------------------------------------------------------------------------------------------
                                                            For the Three   For the Three       Cumulative
                                                             Months Ended    Months Ended     From Inception
                                                               March 31        March 31     (January 19, 1995)
                                                                 1997            1996       to March 31, 1997
                                                             (Unaudited)     (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                           (54,126)       (164,414)              (983,397)

  Net Loss from Development Stage Operations
  Adjustments to Reconcile Net Loss from Development Stage
  Operations to Net Cash
    (Used In) Provided by Operating Activities:
      Depreciation and Amortization                             11,132          11,132                 90,631
      Gain on Sale of Demonstration Yacht                                       (8,850)                (8,850)
      Non-Cash Debt Issuance Costs                                               3,500
      Amortisation of Note Payable Discount                      1,902                                  7,500
      Deferred Syndication Costs                                                                       43,062
      Stock Compensation for Services Rendered                                                         18,500
      Decrease (Increase) in Prepaid Expenses and Other
        Current Assets                                               -           7,173                 (2,100)
      (Decrease) Increase in Accounts Payable                    4,948          (4,355)                31,396
      (Decrease) Increase in Customer Deposits                 (14,930)          9,923                 29,958
      (Decrease) Increase in Due to Affiliated Entity           38,783         (79,977)               168,458
--------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                          (12,291)       (225,869)    	     (604,842)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sale of Demonstration Yacht                          -         357,000
357,000
  Acquisition of Demonstration Yacht                                 -                               (353,452)
  Organization Costs                                                 -                                 (1,018)
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                            -         357,000                  2,530
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                             -         142,500                142,500
  Principal Repayments of License and Sub-License
   Agreement Obligation                                              -         (79,000)              (330,390)
  Proceeds from Issuance of Common Stock, Net of
   Syndication Costs                                                 -          10,500                842,434
  Deferred Syndication Costs                                                                          (43,062)
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                            -          74,000                611,482
--------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                           (12,291)        205,131                  9,170
                                                              ================================================
Cash, Beginning                                                 21,461          79,250                      -
                                                              ================================================
Cash, Ending                                                  $  9,170       $ 284,381              $   9,170
                                                              ================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL      WALKER WINGSAIL AMERICA, INC.
STATEMENTS (UNAUDITED)            (A DEVELOPMENT STAGE COMPANY)

1.   INTERIM REPORTING:

In the opinion of management, the accompanying unaudited interim condensed financial statements of Walker Wingsail America Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996; the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996 and the cumulative period from inception (January 19, 1995) through March 31, 1997

The information included in the condensed balance sheet as of December 31, 1996 has been derived from the Company 's Form 10-KSB for the year ended December 31, 1996 (1996 Form 10-KSB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1996 Form 10-KSB.

2.   NET LOSS PER SHARE:

Net loss per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the corresponding periods.

3.   DEMONSTRATION YACHT:

In February, 1996, the Company sold its demonstration yacht to Wingsail U.S.A., Inc., an unaffiliated third party, for cash consideration in the amount of $357,000.

4.   NOTE PAYABLE:

During March, 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings were due on March 28, 1997. The note is collateralized by substantially all assets of the Company. As of March 31, 1997 borrowings outstanding under the note amounted to $150,000. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and issued 50,000 shares of its .001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock. The Company is in the process of negotiating an extended due date.

5.   DUE TO AFFILIATED ENTITY:

Although it was the Company's intention to repay the balance due to Walker Wingsail Systems PLC for allocated expenses at the point of the Company completed a secondary offering, upon receipt of the proceeds from the aforementioned sale of the demonstration yacht in February, 1996 (Note 3), the Company elected to remit a payment in February, 1996 toward the outstanding obligation with Walker Wingsail Systems PLC in the amount of $151,000. In addition, in May, 1996, the Company remitted an additional payment of $166,559 toward such outstanding obligation to Walker Wingsail Systems PLC.

6.   LICENSE AND SUB-LICENSE AGREEMENT OBLIGATION:

During the year ended December 31, 1996 in consideration for this license and sub-license agreement, the Company remitted $136,995 to Walker Wingsail Systems plc. No remittance has been made during the three months ended March 31, 1997.

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


8.   COMMON STOCK ISSUANCE:

No stock has been issued during the three months ended March 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 WITH THE QUARTER ENDED MARCH 31, 1996 AND THE PERIOD FROM INCEPTION FROM (JANUARY 19, 1995) to MARCH 31, 1997.

RESULTS OF OPERATIONS

During the period from the inception of the Company (January 19, 1995) through March 31, 1997, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

No revenues were received by the Company from operations during the three month period ended March 31, 1997, (the Current Period ), or the three month period ended March 31, 1996, (the Prior Period ), or during the period from inception (January 19, 1995) to March 31, 1997. The Company suffered a loss of $54,126 during the Current Period and $164,414 in the Prior Period and $983,397 during the period from inception (January 19, 1995) to March 31, 1997 from development-stage operations.

The Company incurred selling, general and administrative expenses of $54,188 in the Current Period and $178,197 in the Prior Period and $948,241 during the period from inception (January 19, 1995) to March 31, 1997.

The Company incurred depreciation and amortization expenses of $11,132 in the Current Period and $11,132 in the Prior Period and $90,631 during the period from inception (January 19, 1995) to March 31, 1997.

The Company received other income of $62 in the Current Period and $14,915 in the Prior Period with a loss on foreign currency exchange of $1,132. Income of $25,129 was received during the period from inception (January 19, 1995) to March 31, 1997 with Deferred Syndication Cost of $43,062 and Interest Expense of $17,223.

The net cash used in operating activities amounted to $12,291 during the Current Period of which cash was decreased in the amount of $41,092 as a result of the net loss, net of non-cash items and $225,869 during the Prior Period of which amount cash was decreased in the amount of $158,632 as a result of the net loss, net of non-cash items.

During the period of inception (January 19, 1995) to March 31, 1997 the net cash used in operating activities amounted to $604,842. Of this amount, cash was decreased in the amount of $832,554 as a result of the net loss, net of non-cash items.

During the Current Period there was no cash flow from investing activities and during the Prior Period cash flows from investing activities consisted of the proceeds from the sale of the demonstration yacht in the amount of $357,000 and during the period from inception (January 19, 1995) to March 31, 1997 the cash flows from investing activities amounted to $2,530 which consisted of the purchase of the demonstration yacht for $353,452, the proceeds from the sale of the demonstration yacht in the amount of $357,000, and an outlay for organisation costs in the amount of $1,018.

There were no cash flows from financing activities in the Current Period. In the Prior period cash flows from financing activities amounted $74,000 which consisted of proceeds from issuance of note payable of $142,500, issuance of common stock, $10,500; less a principal repayment of its obligation on the license and sub license agreement of $79,000.

During the period from inception (January 19 1995) to March 31, 1996, the net cash used in financing activities amounted to $611,482 which consisted of $330,390 in principal repayments of Licence and Sub-Licence agreement obligation, $842,434 in proceeds of issuance of Common Stock, $142,500 proceeds from issuance of note payable, less $43,062 in deferred syndication costs.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's ability to continue in operation is dependent upon raising additional capital until revenues are sufficient to fund the company's operating expenses. The Company is currently exploring the possibility of raising additional capital through private sources. There can be no assurance that the Company will be able to secure such financing on a timely basis or on terms that are acceptable to it, or that such funds will be adequate for its future operations. The Company is also currently considering a merger with its affiliated entity, WWS. WWS is in the process of attempting to raise approximately $4,300,000 of capital through a U.K. offering of its Convertible Unsecured Loan Stock.

During the first quarter 1996 the Company entered into a term loan agreement with an unaffiliated third party pursuant to which the Company borrowed $142,500, net of unamortized discount of $7,500, at an annual interest rate of 7-3/4% (an effective annual interest rate of 13.2%) for working capital purposes. Under the terms of the loan agreement, the borrowings were due on March 28, 1997. The Company is in the process of negotiating an extended due date. The loan is secured by substantially all of the Company's assets. The Company currently has no other borrowing facilities or alternative financing methods available to it.

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

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        a.   Exhibits:

             27.01   Financial Data Schedule

        b.   Reports on Form 8-K:

             The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 1997



                                       SIGNATURES
                                       ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                                       WALKER WINGSAIL AMERICA, INC.




November 14 1996
----------------                       /s/ John Walker
                                       ---------------------------------
                                       John Walker, President (Principal
                                       Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)