Form 10QSB
period 1997-06-30
WALKER WINGSAIL AMERICA INC
filed 1997-08-14
CIK 942652

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 Form 10-QSB

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                          Yes  X            No
                              ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8 1997:

     Common Stock $0.001 par value                   2,386,680
     -----------------------------                ----------------
                Class                             Number of Shares



                         WALKER WINGSAIL AMERICA INC

INDEX                                                                  Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Balance Sheets -
            June 30, 1997 and December 31, 1996....................       3

           Condensed Statements of Operations -
             For the Three Months ended June 30, 1997 and 1996
             For the Six Months ended June 30, 1997
             For the Cumulative From Inception
             (January 19, 1995) to June 30, 1997 and 1996..........       4

           Condensed Statements of Cash Flows -
             For the Six Months ended June 30, 1997 and 1996
             For the Cumulative From Inception
             (January 19, 1995) to June 30, 1997...................       5

           Notes to Condensed Financial Statements.................       6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations............     7-8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................    9-10

         Signatures



PART 1  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS


Condensed Balance Sheets                          Walker Wingsail America Inc
                                                  (A Development Stage Company)
-------------------------------------------------------------------------------

                                                                     June 30      December 31,
                                                                      1997            1996
                                                                   ---------------------------
                                                                   (Unaudited)

Assets                                                             $              $

Current Assets:
  Cash                                                                   8,493         21,461
  Prepaid Expenses and Other Current Assets                              2,100          2,100
                                                                   --------------------------
Total Current Assets                                                    10,593         23,561

  Intangible Assets, Net of Accumulated Amortization of $96,461
   and $74,197 Respectively                                            791,037        813,301
                                                                   --------------------------

Total Assets                                                           801,630        836,862
                                                                   ==========================


Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable and Accrued Expenses                                 13,866         26,448
  Note Payable, Net of Unamortized Discount of $0 and $1,902
   (Note 3)                                                            150,000        148,098
  Customer Deposits                                                     19,958         44,888
                                                                   --------------------------

Total Current Liabilities                                              183,824        219,434

  Due to Affiliated Entity (Note 4)                                    206,479        129,675
  License and Sub-License Agreement Obligation                         556,090        556,090
                                                                   --------------------------
Total Liabilities                                                      946,393        905,199
                                                                   --------------------------


Stockholders' Equity
  Preferred Stock: $.001 Par Value; 5,000,000 Shares Authorized
   Common Stock: $.001 Par Value; 20,000,000 Shares Authorized
   2,386,680  Shares Issued and Outstanding (Notes 3 and 7)              2,387          2,387
  Additional Paid-in Capital                                           858,547        858,547
  Deficit Accumulated During Development Stage                      (1,005,697)      (929,271)
                                                                   --------------------------
Total Stockholders' Equity                                            (144,763)       (68,337)
                                                                   --------------------------

Total Liabilities and Stockholders' Equity                         $   801,630    $   836,862
                                                                   ==========================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS




Condensed Statement of Operations                 Walker Wingsail America Inc
                                                  (A Development Stage Company)
-------------------------------------------------------------------------------

                                              For the Three Months Ended   For the Six      For the Period         Cumulative
                                              --------------------------   Months Ended     From Inception       From Inception
                                                June 30       June 30        June 30      (January 19, 1995)   (January 19, 1995)
                                                 1997          1996            1997        to June 30, 1996     to June 30, 1997
                                              (Unaudited)   (Unaudited)    (Unaudited)       (Unaudited)          (Unaudited)
                                              -----------------------------------------------------------------------------------

Selling, General and Administrative
 Expenses                                     $  (22,296)   $  (70,487)    $  (76,484)       $  (745,781)        $   (970,537)
                                              -------------------------------------------------------------------------------

Other Income(Expense)
  Deferred Syndication Costs                                                                                         (43,062)
  Interest Expense                                                                                                   (17,223)
  Gain on Sale of Demonstration Yacht                  -             -              -              8,850               8,850
  Interest Income                                      2        (2,125)            64              3,437               4,325
  Other Income                                         -            30              -              2,130               2,130
  Gain (Loss) on Foreign Currency Exchange
   Rate                                               (6)         (474)            (6)             9,923               9,820
                                              ------------------------------------------------------------------------------
Total Other Income (Expense)                          (4)       (2,569)            58             24,340             (35,160)
                                              ------------------------------------------------------------------------------

Net Loss from Development Stage Operations    $  (22,300)   $  (73,056)    $  (76,426)       $  (721,441)        $(1,005,697)
                                              ==============================================================================

Net Loss Per Share                            $    (0.01)   $    (0.03)    $    (0.03)       $     (0.39)        $     (0.49)
                                              ==============================================================================

Weighted Average Number of Common Shares
 Outstanding                                   2,386,680     2,368,702      2,386,680          1,845,448           2,068,116
                                              ==============================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



Condensed Statement of Cash Flows                 Walker Wingsail America Inc
                                                  (A Development Stage Company)
-------------------------------------------------------------------------------

                                                              For the Six     For the Six         Cumulative
                                                              Months Ended    Months Ended      From Inception
                                                                June 30         June 30       (January 19, 1995)
                                                                  1997            1996         to June 30, 1997
                                                              (Unaudited)     (Unaudited)        (Unaudited)
                                                              --------------------------------------------------

Cash Flows from Operating Activities                           $(76,426)       $(237,470)        $(1,005,697)

  Net Loss from Development Stage Operations
  Adjustments to Reconcile Net Loss from Development Stage
  Operations to Net Cash
   (Used In) Provided by Operating Activities:
    Depreciation and Amortization                                22,264           22,264             101,763
    Deferred Syndication Costs                                                                        43,062
    Stock Compensation for Services Rendered                                                          18,500
    Gain on Sale of Demonstration Yacht                               -           (8,850)             (8,850)
    Non-Cash Debt Issuance Costs                                      -            3,500                   -
    Amortisation of Note Payable                                  1,902            1,823               7,500
    Decrease (Increase) in Prepaid Expenses and Other
     Current Assets                                                   -           10,574              (2,100)
    (Decrease) Increase in Accounts Payable                     (12,582)         (29,189)             13,866
    (Decrease) Increase in Customer Deposits                    (24,930)          19,923              19,958
    (Decrease) Increase in Due to Affiliated Entity              76,804         (200,772)            206,479
                                                               ---------------------------------------------
Net Cash (Used In) Provided by Operating Activities             (12,968)        (418,197)           (605,519)
                                                               ---------------------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Demonstration Yacht                           -          357,000             357,000
  Acquisition of Demonstration Yacht                                  -                -            (353,452)
  Organization Costs                                                  -                -              (1,018)
                                                               ---------------------------------------------
Net Cash Provided by (Used In) Investing Activities                   -          357,000               2,530
                                                               ---------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                              -          142,500             142,500
  Principal Repayments of License and Sub-License
   Agreement Obligation                                               -         (136,995)           (330,390)
  Proceeds from Issuance of Common Stock, Net of
   Syndication Costs                                                  -           30,800             842,434
  Deferred Syndication Costs                                          -                -             (43,062)
                                                               ---------------------------------------------
Net Cash Provided by (Used In) Financing Activities                   -           36,305             611,482
                                                               ---------------------------------------------

Net Increase in Cash                                            (12,968)         (24,892)              8,493
                                                               ---------------------------------------------

Cash, Beginning                                                  21,461                -                   -
                                                               ---------------------------------------------

Cash, Ending                                                   $  8,493        $  54,358         $     8,493
                                                               =============================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS




NOTES TO CONDENSED FINANCIAL                      WALKER WINGSAIL AMERICA, INC.
STATEMENTS (UNAUDITED)                            (A DEVELOPMENT STAGE COMPANY)

1.  INTERIM REPORTING:

In the opinion of management, the accompanying unaudited interim condensed financial statements of Walker Wingsail America Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996; the results of its operations and its cash flows for the six months ended June 30, 1997 and 1996 and the cumulative period from inception (January 19, 1995) through June 30, 1997

The information included in the condensed balance sheet as of December 31, 1996 has been derived from the Company 's Form 10-KSB for the year ended December 31, 1996 (1996 Form 10-KSB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1996 Form 10-KSB.

2.  NET LOSS PER SHARE:

Net loss per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the corresponding periods.

3.  NOTE PAYABLE:

During March, 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings were due on March 28, 1997. The note is collateralized by substantially all assets of the Company. As of June 30, 1997 borrowings outstanding under the note amounted to $150,000. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and issued 50,000 shares of its .001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock. The Company is in the process of negotiating an extended due date.

4.  DUE TO AFFILIATED ENTITY:

Although it was the Company's intention to repay the balance due to Walker Wingsail Systems PLC for allocated expenses at the point of the Company completed a secondary offering, upon receipt of the proceeds from the sale of the demonstration yacht in February, 1996 in the amount of $357,000. The Company elected to remit a payment in February, 1996 toward the outstanding obligation with Walker Wingsail Systems PLC in the amount of $151,000. In addition, in May, 1996, the Company remitted an additional payment of $166,559 toward such outstanding obligation to Walker Wingsail Systems PLC.

5.  LICENSE AND SUB-LICENSE AGREEMENT OBLIGATION:

During the year ended December 31, 1996 in consideration for this license and sub-license agreement, the Company remitted $136,995 to Walker Wingsail Systems plc. No remittance has been made during the six months ended June 30, 1997.

6.  SALES REPRESENTATION AGREEMENTS:

In March 1996, Walker Wingsail Systems PLC entered into a sales representation agreement with Wingsail, U.S.A., Inc. pursuant to which it agreed to pay a commission of 20% of each sale of Walker Wingsail yachts for which Wingsail, U.S.A., Inc. is responsible. Walker Wingsail Systems PLC has also agreed to pay the Company a commission of 2% for each such sale made by Wingsail, U.S.A. Inc.

7.  COMMON STOCK ISSUANCE:

No stock has been issued during the six months ended June 30, 1997.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997 WITH THE QUARTER ENDED JUNE 30, 1996 AND THE PERIOD FROM INCEPTION FROM (JANUARY 19, 1995) to JUNE 30, 1997.

RESULTS OF OPERATIONS

During the period from the inception of the Company (January 19, 1995) through June 30, 1997, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

No revenues were received by the Company from operations during the three month period ended June 30, 1997, (the Current Period ), or the three month period ended June 30, 1996, (the Prior Period ), or during the period from inception (January 19, 1995) to June 30, 1997. The Company suffered a loss of $22,300 during the Current Period and $73,056 in the Prior Period and $1,005,697 during the period from inception (January 19, 1995) to June 30, 1997 from development-stage operations.

The Company incurred selling, general and administrative expenses of $22,296 in the Current Period and $70,487 in the Prior Period and $970,537 during the period from inception (January 19, 1995) to June 30, 1997.

The Company incurred depreciation and amortization expenses of $11,132 in the Current Period and $11,132 in the Prior Period and $101,763 during the period from inception (January 19, 1995) to June 30, 1997.

The Company incurred a loss on foreign currency exchange rate of $6 and other income of $2. In the prior period the Company incurred a loss on foreign currency exchange rate of $474, other income of $30 and recognized an overstatement of interest income of $2,125. During the period from inception (January 19, 1995 to June 30, 1997 the Company received other income of $25,125, with Deferred Syndication Cost of $43,062 and Interest Expense of $17,223.

During the six months ended June 30, 1997 the net cash used in operating activities amount to $12,968, of this amount cash was decreased in the amount of $54,162 as a result of the net loss, net of non-cash items.

During the period of inception (January 19, 1995) to June 30, 1997 the net cash used in operating activities amounted to $605,519. Of this amount, cash was decreased in the amount of $903,934 as a result of the net loss, net of non-cash items.

During the six months ended June 30, 1997 there were no cash flow from investing activities. During the period from inception (January 19, 1995) to June 30, 1997 the cash flows from investing activities amounted to $2,530 which consisted of the purchase of the demonstration yacht for $353,452, the proceeds from the sale of the demonstration yacht in the amount of $357,000, and an outlay for organisation costs in the amount of $1,018.

During the six months ended June 30, 1997 there were no cash flows from financing activities.

During the period from inception (January 19 1995) to June 30, 1997, the net cash used in financing activities amounted to $611,482 which consisted of $330,390 in principal repayments of Licence and Sub-Licence agreement obligation, $842,434 in proceeds of issuance of Common Stock, $142,500 proceeds from issuance of note payable, less $43,062 in deferred syndication costs.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's ability to continue in operation has been dependent upon raising additional capital until revenues are sufficient to fund the company's operating expenses, and the Company has therefore been exploring the possibility of raising additional capital through private sources. The Company has been unable to secure such financing on a timely basis or on terms that are acceptable to it. The directors therefore resolved on July 10, 1997 to recommend to its stockholders that an offer of takeover by its affiliated entity, WWS, be accepted. The offer was made on July 10, 1997 and as at August 1, 1997 the necessary single majority of acceptances has been received. The Company is now therefore a subsidiary of WWS. The takeover terms offered two WWS Ordinary Shares for every share of Common Stock held. WWS is in the process of attempting to raise approximately $4,300,000 of capital through a U.K. offering of its Convertible Unsecured Loan Stock. So far, approximately $1,000,000 has been subscribed.

During the first quarter 1996 the Company entered into a term loan agreement with an unaffiliated third party pursuant to which the Company borrowed $142,500, net of unamortized discount of $7,500, at an annual interest rate of 7-3/4% (an effective annual interest rate of 13.2%) for working capital purposes. Under the terms of the loan agreement, the borrowings were due on March 28, 1997. The Company is in the process of negotiating an extended due date. At present it is continuing to pay interest at the rate agreed and has been put under no pressure to repay the loan at this time. The loan is secured by substantially all of the Company's assets, but the liability to repay will be undertaken by WWS. The Company currently has no other borrowing facilities or alternative financing methods available to it.

The Company is not currently committed to expend funds for marketing or any other activities or purchases. Management also expects to incur minimal office and administration expenses and professional fees.



                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        a.  Exhibits:

            27.01  Financial Data Schedule

        b.  Reports on Form 8-K:

            The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1997






                                 SIGNATURES
                                 ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                                       WALKER WINGSAIL AMERICA, INC.


August 8, 1997
--------------

                                       /s/ John Walker
                                       ----------------------------------------
                                       John Walker,
                                       President (Principal Executive
                                       Officer, Principal Financial Officer
                                       and Principal Accounting Officer)