Form 10QSB
period 1997-09-30
WALKER WINGSAIL AMERICA INC
filed 1997-11-14
CIK 942652

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 Form 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                  Yes  X                             No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8 1997:

      Common Stock $0.001 par value                      2,386,680
                  Class                              Number of Shares

                         WALKER WINGSAIL AMERICA INC

                                    INDEX

                                                                      Page
                                                                      ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets -
          September 30, 1997 and December 31, 1996...................... 3

         Condensed Statements of Operations -
          For the Three Months ended September 30, 1997 and 1996
          For the Nine Months ended September 30, 1997
          For the Cumulative From Inception
          January 19, 1995) to September 30, 1997....................... 4

         Condensed Statements of Cash Flows -
          For the Nine Months ended September 30, 1997 and 1996
          For the Cumulative From Inception
          (January 19, 1995) to September 30, 1997...................... 5

         Notes to Condensed Financial Statements........................ 6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations............... 7-8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................ 9-10

         Signatures

PART 1  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

Condensed Balance Sheets                       Walker Wingsail America Inc
                                               (A Development Stage Company)
----------------------------------------------------------------------------
                                               Sep 30         December 31
                                               1997           1996
                                               (Unaudited)
----------------------------------------------------------------------------

Assets                                         $              $
Current Assets:
  Cash                                             3,184         21,461
  Prepaid Expenses and Other Current Assets        2,100          2,100
----------------------------------------------------------------------------
Total Current Assets                               5,284         23,561

  Due From Affiliated Entity (Note 5)            114,052              0
  Intangible Assets, Net of Accumulated
   Amortization of $357 and $74,197
   respectively (Note 3)                             542        813,301
----------------------------------------------------------------------------
Total Assets                                     119,878        836,862
============================================================================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable and Accrued Expenses           11,702         26,448
  Note Payable, Net of Unamortized Discount
   of $0 and $1902 respectively (Note 4)         150,000        148,098
  Customer Deposits                               19,958         44,888
---------------------------------------------------------------------------

Total Current Liabilities                        181,660        219,434

  Due to Affiliated Entity (Note 5)                    0        129,675
  License and Sub-License Agreement Obligation         0        556,090
---------------------------------------------------------------------------

Total Liabilities                                181,660        905,199
---------------------------------------------------------------------------

Stockholders' Equity
  Preferred Stock: $.001 Par Value;
   5,000,000 Shares Authorized                         0              0
  Common Stock: $.001 Par Value; 20,000,000
   Shares Authorized, 2,386,680 Shares
   Issued and Outstanding (Note 8)                 2,387          2,387
  Additional Paid-in Capital                     858,547        858,547
  Deficit Accumulated During Development
   Stage                                        (922,716)      (929,271)
---------------------------------------------------------------------------
Total Stockholders' Equity                       (61,782)       (68,337)
---------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity     $ 119,878      $ 836,862
===========================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Condensed Statements of Operations            Walker Wingsail America, Inc
                                              (A Development Stage Company)
---------------------------------------------------------------------------
                                                                                                                Cumulative
                                                        For the Three Months Ended  For the Nine  For the Nine  From Inception
                                                        --------------------------  Months Ended  Months Ended  (January 19, 1995)
                                                        September 30  September 30  September 30  September 30  to September 30,
                                                        1997          1996          1997          1996          1997
                                                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

Selling, General and Administrative Expenses              (13,055)      (77,244)      (89,539)     (325,928)     (983,592)
-------------------------------------------------------------------------------------------------------------------------

Other Income(Loss)
  Deferred Syndication Costs                                                                                        (43,062)
  Interest Expense                                                                                                  (17,223)
  Gain on Sale of Demonstration Yacht                           -             -             -         8,850         8,850
  Gain on Surrender of Licence Agreement                   96,036                      96,036                      96,036
  Interest Income                                               -           586            64         2,426         4,325
  Other Income                                                  -             -             -         2,130         2,130
  Gain (Loss) on Foreign Currency Exchange Rate                 -           (98)           (6)       (1,704)        9,820
-------------------------------------------------------------------------------------------------------------------------
Total Other Income (Loss)                                  96,036           488        96,094        11,702        60,876
-------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) from Development Stage Operations       $82,981      $(76,756)     $  6,555     $(314,226)    $(922,716)
=========================================================================================================================

Net Income (Loss) Per Share                                  0.03         (0.03)            -         (0.13)        (0.44)
=========================================================================================================================

Weighted Average Number of Common Shares Outstanding    2,386,680     2,382,767     2,386,680     2,351,435     2,097,577
=========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Condensed Statements of Cash Flows              Walker Wingsail America,Inc
                                               (A Development Stage Company)
----------------------------------------------------------------------------
                                                          For the Nine    For the Nine    Cumulative
                                                          Months Ended    Months Ended    From Inception
                                                          Sep 30          Sep 30          (January 19, 1995)
                                                          1997            1996            to Sep 30, 1997
                                                          (Unaudited)     (Unaudited)     (Unaudited)
------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

  Net Loss from Development Stage Operations                  6,555        (314,266)       (922,716)
  Adjustments to Reconcile Net Loss from Development Stage
  Operations to Net Cash
   (Used In) Provided by Operating Activities:
    Depreciation and Amortization                            22,315          33,397         101,814
    Gain on Sale of Demonstration Yacht                                      (8,850)         (8,850)
    Gain on Surrender of Licence Agreement                  (96,036)                        (96,036)
    Non-Cash Debt Issuance Costs                                              3,500
    Amortisation of Note Payable Discount                     1,902           3,646           7,500
    Deferred Syndication Costs                                                               43,062
    Stock Compensation for Services Rendered                                                 18,500
    Decrease (Increase) in Prepaid Expenses and Other
      Current Assets                                              -          10,069          (2,100)
    (Decrease) Increase in Accounts Payable                 (14,746)        (32,086)         11,702
    (Decrease) Increase in Customer Deposits                (24,930)         19,923          19,958
    (Decrease) Increase in Due to Affiliated Entity          86,663        (165,917)        216,338
---------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                       (18,277)       (450,584)       (610,828)
---------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Demonstration Yacht                       -         357,000         357,000
  Acquisition of Demonstration Yacht                              -                        (353,452)
  Organization Costs                                              -                          (1,018)
---------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                   357,000           2,530
---------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                          -         142,500         142,500
  Principal Repayments of License and Sub-License
    Agreement Obligation                                                   (136,995)       (330,390)
  Proceeds from Issuance of Common Stock, Net of
    Syndication Costs                                             -          45,800         842,434
  Deferred Syndication Costs                                                 (4,250)        (43,062)
---------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                         -          47,055         611,482
---------------------------------------------------------------------------------------------------

Net Increase in Cash                                        (18,277)        (46,489)          3,184
---------------------------------------------------------------------------------------------------

Cash, Beginning                                              21,461          79,250               -
---------------------------------------------------------------------------------------------------

Cash, Ending                                              $   3,184       $  32,761       $   3,184
===================================================================================================

For non cash investing and financing activities during the nine months ended September 30, 1997 see notes 4 and 5

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTES TO CONDENSED FINANCIAL                   WALKER WINGSAIL AMERICA, INC.
STATEMENTS (UNAUDITED)                         (A DEVELOPMENT STAGE COMPANY)

1.    INTERIM REPORTING:

In the opinion of management, the accompanying unaudited interim condensed financial statements of Walker Wingsail America Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996; the results of its operations and its cash flows for the nine months ended September 30, 1997 and 1996 and the cumulative period from inception (January 19, 1995) through September 30, 1997

The information included in the condensed balance sheet as of December 31, 1996 has been derived from the Company 's Form 10-KSB for the year ended December 31, 1996 (1996 Form 10-KSB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1996 Form 10-KSB.

2.    NET LOSS PER SHARE:

Net loss per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the corresponding periods.

3.    NOTE PAYABLE:

During March, 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings were due on March 28, 1997. The note is collateralized by substantially all assets of the Company. As of September 30, 1997 borrowings outstanding under the note amounted to $150,000. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and issued 50,000 shares of its .001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock. The Company is in the process of negotiating an extended due date.

4.    LICENSE AND SUB-LICENSE AGREEMENT OBLIGATION:

As a result of Walker Wingsail America Inc (WWA) being unsuccessful in raising further equity funds on the terms and conditions recommended by the company's US financial advisor, Walker Wingsail Systems plc (WWS) and WWA have agreed to cancel the licence agreement entered into on May 5, 1995. In order to preserve control over the North American Wingsail market, the company made a takeover offer to the stockholders on July 10, 1997 on the basis of two ordinary shares in WWS for every one common share in WWA. During the quarter ended September 30, 1997 the license and sub-license agreement obligation in the amount of $556,090 has been reversed and the previous payments made to WWS by WWA under this obligation have been credited in the amount of $330,390. The net license intangible asset in the amount of $790,444 has also been reversed. This transaction has resulted in a net gain on surrender of license in the amount of $96,036 during the quarter ended September 30, 1997 . (See note 5)

5.    DUE TO/FROM AFFILIATED ENTITY:

As a result of Walker Wingsail America Inc (WWA) cancelling the license and sub-license agreement, WWS reversed the license fee and netted this figure off against the balance due to WWS in the amount of $216,338. The remaining net balance of $114,052 has been included in as due from affiliated entity and will be used to reduce the cost of the investment by WWS. (See note 4)

6.    SALES REPRESENTATION AGREEMENTS:

In March 1996, Walker Wingsail Systems PLC entered into a sales representation agreement with Wingsail, U.S.A., Inc. pursuant to which it agreed to pay a commission of 20% of each sale of Walker Wingsail yachts for which Wingsail, U.S.A., Inc. is responsible. Walker Wingsail Systems PLC has also agreed to pay the Company a commission of 2% for each such sale made by Wingsail, U.S.A. Inc.

7.    COMMON STOCK ISSUANCE:

No stock has been issued during the nine months ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997 WITH THE QUARTER ENDED SEPTEMBER 30, 1996 AND THE PERIOD FROM INCEPTION FROM (JANUARY 19, 1995) to SEPTEMBER 30, 1997.

RESULTS OF OPERATIONS

During the period from the inception of the Company (January 19, 1995) through September 30, 1997, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

No revenues were received by the Company from operations during the three month period ended September 30, 1997, (the Current Period ), or the three month period ended September 30, 1996, (the Prior Period ), or during the period from inception (January 19, 1995) to September 30, 1997. The Company realized a gain of $82,981 mainly due to the reversal of amortisation on surrender of the License Agreement during the Current Period and a loss of $76,756 in the Prior Period and a loss of $922,716 during the period from inception (January 19, 1995) to September 30, 1997 from development-stage operations.

The Company incurred selling, general and administrative expenses of $13,055 in the Current Period and $77,244 in the Prior Period and $983,592 during the period from inception (January 19, 1995) to September 30, 1997.

The Company incurred depreciation and amortization expenses of $51 in the Current Period and $11,133 in the Prior Period and $101,814 during the period from inception (January 19, 1995) to September 30, 1997.

The Company incurred a gain on the reversal of amortisation is respect of the surrender of the license agreement and no other income during the current period. In the prior period the Company incurred a loss on foreign currency exchange rate of $98 and interest income of $586. During the period from inception (January 19, 1995 to September 30, 1997 the Company received other income of $121,161, with Deferred Syndication Cost of $43,062 and Interest Expense of $17,223.

During the nine months ended September 30, 1997 the net cash used in operating activities amount to $18,277, of this amount cash was decreased in the amount of $65,264 as a result of the net income, net of non-cash items.

During the period of inception (January 19, 1995) to September 30, 1997 the net cash used in operating activities amounted to $610,888. Of this amount, cash was decreased in the amount of $856,726 as a result of the net loss, net of non-cash items.

During the nine months ended September 30, 1997 there were no cash flow from investing activities. During the period from inception (January 19, 1995) to September 30, 1997 the cash flows from investing activities amounted to $2,530 which consisted of the purchase of the demonstration yacht for $353,452, the proceeds from the sale of the demonstration yacht in the amount of $357,000, and an outlay for organisation costs in the amount of $1,018.

During the nine months ended September 30, 1997 there were no cashflows from financing activities.

During the period from inception (January 19 1995) to September 30, 1997, the net cash provided by financing activities amounted to $611,482 which consisted of $842,434 in proceeds of issuance of Common Stock, $142,500 proceeds from issuance of note payable, less $43,062 in deferred syndication costs, less repayments of license and sub license agreement obligation of $330,390.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's ability to continue in operation has been dependent upon raising additional capital until revenues are sufficient to fund the company's operating expenses, and the Company has therefore been exploring the possibility of raising additional capital through private sources. The Company has been unable to secure such financing on a timely basis or on terms that are acceptable to it. The directors therefore resolved on July 10, 1997 to recommend to its stockholders that an offer of takeover by its affiliated entity, WWS, be accepted. The offer was made on July 10, 1997 and as at August 1, 1997 the necessary single majority of acceptances has been received totalling 2,237,066 shares. The Company is now therefore a subsidiary of WWS. The takeover terms offered two WWS Ordinary Shares for every share of Common Stock held. Under the terms of the offer WWS will purchase the 30% shareholding of Mr J G Walker and Mrs J M Walker in Wwa for the original nominal value paid of $200. WWS is in the process of attempting to raise approximately $4,300,000 of capital through a U.K. offering of its Convertible Unsecured Loan Stock. So far, approximately $1,200,000 has been subscribed.

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


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a.    Exhibits:

            27.01      Financial Data Schedule

      b.    Reports on Form 8-K:

            The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1997


                                 SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                                       WALKER WINGSAIL AMERICA, INC.


November 14, 1997                     /s/ John Walker
                                      John Walker, President
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)