Form 10KSB
period 1997-12-31
WALKER WINGSAIL AMERICA INC
filed 1998-06-15
CIK 942652

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-KSB

(X) ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

                            Yes  X        No ____

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X )

      The issuer had no revenues for its most recent fiscal year.

      The aggregate market value of the voting stock held by non-affiliates of the registrant cannot be computed by reference to the average bid and asked prices of such stock since the Company's stock is not presently traded, However, the aggregate price at which the voting stock held by non-affiliates was originally purchased is $956,163

      The aggregate number of shares of Common Stock outstanding as of May 31, 1998 is 2,386,680


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

      In May 1995, the Company entered into a license and sub-license agreement (as subsequently amended, the "License Agreement") with WWS.
Under the terms of the License Agreement, the Company was provided the right to distribute, market and produce yachts using WWS's technology and design throughout the territory of Canada, the United States, Mexico, all the countries of Central and South America and the Caribbean and the Republic of the Bahamas. See "Licence Agreement". This license agreement was terminated on the July 10, 1997.

      In September 1995, the Company completed the sale of 1,294,500 shares of Common Stock at $0.70 per share. The net proceeds to the Company from this offering, after the payment of offering expenses of $94,825, were approximately $810,000. A further 91,000 shares were issued during the year ended December 1996 for cash and non cash consideration in the amount of $49,300. The Company used approximately $353,000 of the offering proceeds to purchase from WWS the first prototype yacht which utilized WWS's technology (the "ZEFYR 43"), as a demonstration yacht. A total of $330,390 has been paid towards the licensing fees required by the terms of the Licence Agreement. The Company was committed to pay an additional $556,090 to WWS when it was ready to begin manufacturing operations or October 1, 1998, whichever occurred sooner. See "License Agreement". As of December 31, 1996, the Company was obligated to WWS in the amount of $129,675 for administrative and professional fees, and salaries which have been allocated from WWS to the Company, based on specific expense identification and on a percentage of time spent by employees of WWS on behalf of the Company respectively. In February 1996, the Company sold ZEFYR 43 to an unaffiliated party for a purchase price of $357,000. The Company elected to use $317,559 of the proceeds from such a sale to pay a part of outstanding obligation to WWS for the above referenced administrative and professional fees and salaries.

      In March 1996, the Company borrowed $142,500 net of an unamortized discount of $7,500 under a 7.75% note agreement with an effective interest rate of 13.2%. Under the original terms of the note agreement, the borrowings outstanding were due in March 1997. The settlement date has been re-negotiated and the borrowing is being paid off in four equal instalments of capital and interest. The note is collateralized by substantially all assets of the Company.

      During the year ended 1997 the company the company had very little activity. There were no sales, and the running expenses were very limited. A takeover by Walker Wingsail Systems plc was recommended in July 1997 and this was taken up on August 1, 1997 by 56% of the issued stock. In this connection the license and sub-license agreement with WWS was canceled.

Reliance on WWS

      WWS was incorporated in England in 1981 to manufacture and market sailing vessels using a unique technology which had been invented and developed by Mr Walker. This technology basically involves the type of sail used by WWS (the "Walker Wingsail") and a computerized control system (the "Walker Micromariner control system") used to control the Walker wingsail.

      WWS sustained losses in its fiscal years ending March 30, 1994, 1995, 1996 and 1997 of $1,000,000, $720,000, $1,150,000 and $1,100,000
respectively. WWS is still in the early stages of production. WWS expects to experience progressively decreasing losses on the first four ZEFYR 43's built and is aiming to break even in late 1998 or early 1999. There can be, however, no assurance that WWS will be able to profitably produce the ZEFYR 43 in the time described if at all. There are five boats in build at the present time. The technology used in the design of vessels manufactured by WWS is protected by a number of domestic and foreign patents. See "License Agreement" below.

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

      The only sailing yacht presently manufactured by WWS is a 43ft design called the ZEFYR 43. The ZEFYR 43 is manufactured predominantly from composite materials including epoxy resins end grain balsa and glass and carbon fibres, and rigid PVC structural foam sandwich cores. A typical ZEFYR 43 sells for approximately $480,000 to $520,000 the final price depending upon the range of options selected by the customer.

      Although the ZEFYR 43 is the only sailing yacht currently manufactured by WWS, WWS plans to design and manufacture other sailing yachts which will range in length from 35 to 65 feet. It is currently intended that yachts over 65 feet will be manufactured by others, with the Walker wingsails, and Walker Micromariner control systems provided by WWS. At the present time WWS has no agreements with manufacturers for the production of any yachts over 65 feet, and there can be no assurance that any such agreements will be entered into on terms that are acceptable to WWS and the Company.

Merger of the Company and WWS

      The respective boards of directors of each of the Company and WWS considered the advisability of merging the two companies. Each respective board agreed in principle that it was in the best interests of their respective stockholders to pursue discussions on such a merger. After formal discussions and negotiations the takeover of the company by WWS was completed on August 31, 1997.

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

      In May 1995, the Company entered into the License Agreement. The following summary describes certain provisions of the License Agreement. It does not purport to be complete and is qualified in its entirety by reference to the License Agreement and the amendment thereto which have been filed as exhibits. The License Agreement granted the Company the exclusive license and sub-license, subject to certain minimum sales and production levels described below, to use certain proprietary know-how, methods, experience, processes, drawings, designs and other technical information owned by WWS and Mr. and Mrs. Walker (licensed to WWS) and certain WWS Patents and Walker Patents (licensed to WWS), to manufacture, market and sell the Walker wingsail yacht known as ZEFYR 43 in the United States, Canada, Mexico, all nations of the Caribbean, Central and South America and the Republic of the Bahamas (the "Territory"). The License Agreement also granted the company the exclusive right and license to use certain trademarks, names, trade names, brands, slogans, devices, logos, designs, trade dress, get-up, appearance and goodwill in the Territory.

      The License Agreement was to remain in effect until the expiration of the last patent pertaining to the Walker wingsail technology. The License Agreement was however terminated by WWS on July 19, 1997.

Sales Representation Agreement

      Pending a possible sale of the company as a shell it will continue to act as a sales representative for WWS in connection with the sale of Walker wingsail yachts manufactured by WWS. In such capacity the Company may sell sailing yachts manufactured by WWS at prices determined by WWS and will receive a commission of up to 8% on each sale. WWS has also entered into a separate agreement with an unaffiliated third party pursuant to which it has agreed to pay a commission of 20% on each sale for which third party is responsible. WWS has agreed to pay WWA 2% of each such sale to the third party. It is the understanding of WWA that this commission arrangement is temporary and that in future, WWS will pay commissions in the range of 8% to 10%. WWS is presently planning to sell directly in the future either through WWA or on its own account.

Item 2  Description of Property.

      The Company currently has no corporate offices or construction facilities. The Company operates out of the offices of WWS. The Company's registered office in the United States is located in the offices of the Company's financial advisor. The Company has no leases and pays no rent at either of these locations.

Item 3  Legal Proceedings.

As at December 31, 1997

      The company WWS, Mr. and Mrs. John Walker are parties to a lawsuit with Wingsail USA Inc. Action under the lawsuit has been postponed while the Company, WWS, and Mr. and Mrs. Walker are in negotiations with Wingsail U.S.A. Inc in an attempt to settle the disagreements. The lawsuit alleges breach of contract with respect to certain distributor agreements. The Company, WWS, and Mr. and Mrs. Walker believe that the lawsuit in without merit and in the event of a settlement not being reached, intend vigorously defend this action.

Item 4  Submission of Matters to a Vote of Security Holders.

      In July 1997 takeover documents were sent to all WWAI stock holders recommending that Walker Wingsail Systems plc takeover WWAI. Each stockholder in WWAI was offered two ordinary shares of WWS stock for every share of WWAI stock held. An additional 90,250 shares of the Ordinary Shares of WWS were issued to certain non-affiliated shareholders of WWAI who had purchased shares of the common stock of WWAI at higher prices than the remaining non-affiliated shareholders. All documents are enclosed as Exhibits.

                                   PART II

Item 5  Market for Common Equity and Related Shareholder Matters.

      During May 1996 the Company was accepted for a listing on the OTC Bulletin Board of its Common Stock, but to date no stock has been traded.

      As of May 31, 1998 there were approximately 1,105 record holders of the Company's Common Stock. The Company has not paid any dividends, and it is not anticipated that any dividends will be paid in the near term.

Item 6  Management's Discussion and Analysis or Plan of Operation

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 WITH THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND THE CUMULATIVE PERIOD FROM INCEPTION (JANUARY 19, 1995) TO DECEMBER 31, 1997.

RESULTS OF OPERATIONS

      During the period from the inception of the Company (January 19, 1995) through December, 31, 1997, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

      No revenues were received by the Company from operations during the twelve month period ended December 31, 1997, (the Current Period ), or the twelve month period ended December, 31, 1996, (the Prior Period ), or during the period from inception (January 19, 1995) to December, 31, 1997. The Company incurred a gain of $77 during the Current Period and a loss of $445,300 in the Prior Period and $929,194 during the period from inception (January 19, 1995) to December, 31, 1997 from development-stage operations.

      The Company incurred selling, general and administrative expenses of $85,411 in the Current Period, $396,956 in the Prior Period and $979,464 during the period from inception (January 19, 1995) to December, 31, 1997.

      The Company incurred depreciation and amortization expenses of $24,268 in the Current Period, $50,127 in the Prior Period and $109,365 during the period from inception (January 19, 1995) to December, 31, 1997

      The Company incurred a gain on foreign currency exchange rate of $6, interest income of $66, interest expense of $10,620 and a gain on the surrender of Licence Agreement of $96,036 in the Current Period. In the Prior Period the Company recorded a write-down of deferred syndication costs in the amount of $43,062, incurred a loss on foreign currency exchange rate of $1,703, interest expense of $17,223, interest income of $2,664, other income of $2,130, and a gain on the sale of its demonstration yacht of $8,850. During the period from inception (January 19, 1995) to December, 31, 1997 the Company recorded a write-down of deferred syndication costs in the amount of $43,062, incurred a gain on foreign currency exchange rate of $9,832, interest expense of $27,843, interest income of $4,327, other income of $2,130, a gain on the sales of its demonstration yacht of $8,850, and a gain on the surrender of Licence Agreement of $96,036 during the period of inception (January 19, 1995) to December, 31, 1997.

      The net cash used in operating activities during the Current Period amounted to $19,120, of this amount, cash was decreased in the amount of $71,691 as a result of the net gain net of non cash items. Cash decreased in the sum of $46,753 as a result of a decrease in accounts payable, accrued expenses, and customer deposits, cash increased in the amount of $99,324 as a result of an increase in the amount due from WWS.

      The net cash used in operating activities during the Prior Period amounted to $446,845, of this amount, cash was decreased in the amount of $342,461 as a result of the net loss, net of non-cash items for depreciation and amortization costs, gain on sale of demonstration yacht, stock compensation for services rendered and deferred syndication costs in the amounts of $50,127, $8,850, $18,500 and $43,062 respectively; cash increased in the amount of $10,589 as a result of a decrease in prepaid expenses and other current assets; cash decreased in the amount of $18,042 as a result of an increase in accounts payable and accrued expenses; cash increased in the amount of $19,930 in customer deposits and cash increased in the amount of $116,861 as a result of a decrease in the amount due to WWS.

      During the period of inception (January 19, 1995) to December, 31, 1997 the net cash used in operating activities amounted to $611,671. Of this amount, cash was decreased in the amount of $995,235 as a result of the net loss, net of non-cash items including depreciation and amortization costs, gain on the sale of demonstration yacht, gain on surrender of Licence Agreement, stock compensation for services rendered, deferred syndication costs in the amounts of $109,365, $8,850, $96,036, $18,500, and $43,062 respectively; cash decreased in the amount of $2,100 as a result of an increase in prepaid expenses and other current assets; and increased in the amount of $4,625 as a result of a increase in accounts payable and accrued expenses; cash increased in the amount of $19,958 as a result of an increase in customer deposits; and cash increased in the amount of $228,999 as a result of an increase in the amount due to WWS.

      There was no cash flows from investing activities in the Current Period. In the Prior Period cash flows from investing activities consisted of the proceeds from the sale of the demonstration yacht in the amount of $357,000. During the period from inception (January 19, 1995) to December, 31, 1997 the cash flows from investing activities amounted to a net figure of $2,530.

      During the Current Period there were no cash flows from financing activities. Cash flows from financing activities amounted to $32,056 during the Prior Period consisting of $30,800 from the issuance of 36,000 shares of Common Stock, proceeds from issuance of note payable of $142,500; less deferred syndication costs of $4,249; less a principal repayment of its obligation on the license and sub license agreement with WWS in the amount of $136,995. During the period from inception (January 19 1995) to December, 31, 1997, the net cash used in financing activities amounted to $611,482 consisting of $142,500 proceeds from issuance of note payable; $842,434 from the issuance of 2,386,680 of common stock, less deferred syndication costs of $43,062: less principal repayments of its obligation on the license and sub license agreement with WWS in the amount of $330,390.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's ability to continue in operation was dependent upon raising additional capital until revenues were sufficient to fund the company's operating expenses. The Company explored the possibility of raising additional capital of approximately $8,000,000 through private sources, but such further capital has not been forthcoming. The Company therefore currently has no plans, agreements, understandings or arrangements for completing such a financing since there was no assurance that the Company would be able to secure such financing on a timely basis or on terms that are acceptable to it, or that such funds will be adequate for its future operations. During the first quarter 1996 the Company entered into a term loan agreement with an unaffiliated third party pursuant to which the Company borrowed $142,500, net of unamortized discount of $7,500, at an annual interest rate of 7-3/4% (an effective annual interest rate of 13.2%) for working capital purposes. Under the terms of the loan agreement, the borrowings were due on March 28, 1997. A new date of December, 31st 1998 has been agreed. The loan is secured by substantially all of the Company's assets. The Company currently has no other borrowing facilities or alternative financing methods available to it.

      The Company is not currently committed to expend funds for marketing or any other activities or purchases. During 1998/1999, it is management's intention to incur minimal office and administration expenses and
professional fees.   The company is dependant on WWS to fund these fees
until such time as the company is sold  see financials.

      In July 1997 Walker Wingsail Systems plc made an offer of takeover of the Company, and this was taken up by 56% of issued stock. The Company is presently acting as the US sales and marketing subsidiary of Walker Wingsail Systems plc.

Item 7.  Financial Statements

                                                                 Page

      Independent Auditors' Report                               F-1

      Balance Sheets                                             F-2

      Statements of Operations                                   F-3

      Statements of Stockholders' Equity (Deficiency)            F-4

      Statements of Cash Flows                                   F-5

      Notes to Financial Statements                              F-6 to F-10


To the Board of Directors
Walker Wingsail America, Inc.
555 Turnpike Street, Suite 44
North Andover, Massachusetts  01845


                        INDEPENDENT AUDITORS' REPORT

      We have audited the accompanying balance sheets of Walker Wingsail America, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Wingsail America, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


Moody, Cavanaugh & Company, LLP
March 27, 1998

Balance Sheets                                 Walker Wingsail America, Inc.
                                               (A Development Stage Company)
----------------------------------------------------------------------------

December 31                                           1997           1996
----------------------------------------------------------------------------

Assets

Current Assets:
  Cash                                             $   2,341      $  21,461
  Prepaid Expenses and Other Current Assets            2,100          2,100
---------------------------------------------------------------------------
Total Current Assets                                   4,441         23,561

Intangible Assets, Net of Accumulated
 Amortization of $527 and $74,197,
 Respectively                                            491        813,301
Due from Affiliated Entity (Note 4)                  101,391              -
---------------------------------------------------------------------------

Total Assets                                       $ 106,323      $ 836,862
===========================================================================

Liabilities and Stockholders' Deficiency

Current Liabilities:

Accounts Payable and Accrued Expenses              $   4,625      $  26,448
  Customer Deposits                                   19,958         44,888
  Note Payable, Net of Unamortized Discount
   of $-0- and $1,902, Respectively (Note 2)         150,000        148,098
---------------------------------------------------------------------------
Total Current Liabilities                            174,583        219,434

Due to Affiliated Entity (Note 4)                          -        129,675
License and Sub-License Agreement Obligation
 (Note 7)                                                  -        556,090
---------------------------------------------------------------------------
Total Liabilities                                    174,583        905,199
---------------------------------------------------------------------------

Stockholders' Deficiency:
  Preferred Stock: $.001 Par Value; 5,000,000
   Shares Authorized (Note 6)                              -              -
  Common Stock: $.001 Par Value; 20,000,000
   Shares Authorized; 2,386,680 Shares Issued
   and Outstanding                                     2,387          2,387
  Additional Paid-in Capital                         858,547        858,547
  Deficit Accumulated During Development Stage      (929,194)      (929,271)
---------------------------------------------------------------------------
Total Stockholders' Deficiency                       (68,260)       (68,337)
---------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency     $ 106,323      $ 836,862
===========================================================================


Statements of Operations                       Walker Wingsail America, Inc.
                                               (A Development Stage Company)
----------------------------------------------------------------------------

                                                                                   Cumulative
                                                                                 from Inception
                                                For the Year     For the Year     (January 19,
                                                   Ended            Ended         1995) through
                                                December 31,     December 31,      December 31,
                                                    1997             1996             1997
-----------------------------------------------------------------------------------------------

Selling, General and Administrative Expenses      $(85,411)       $(396,956)       $(979,464)
--------------------------------------------------------------------------------------------

Other Income (Expense):
  Net Gain on Cancellation of License
   Agreement                                        96,036                -           96,036
  Interest Expense                                 (10,620)         (17,223)         (27,843)
  Interest Income                                       66            2,664            4,327
  Gain (Loss) on Foreign Currency Exchange
   Rate                                                  6           (1,703)           9,832
Deferred Syndication Costs                               -          (43,062)         (43,062)
Gain on Sale of Demonstration Yacht                      -            8,850            8,850
Other Income                                             -            2,130            2,130
--------------------------------------------------------------------------------------------
Total Other Income (Expense)                        85,488          (48,344)          50,270
--------------------------------------------------------------------------------------------

Net Income (Loss) from Development Stage
 Operations                                       $     77        $(445,300)       $(929,194)
============================================================================================

Net Income (Loss) per Share                       $      -        $   (0.19)       $   (0.44)
============================================================================================


Statements of Stockholders' Equity             Walker Wingsail America, Inc.
 (Deficiency)                                  (A Development Stage Company)
----------------------------------------------------------------------------


                                                                 Common Stock                  Deficit
                                                     ------------------------------------    Accumulated        Total
                                                                               Additional      During       Stockholders'
                                                                                Paid-In      Development       Equity
                                                      Shares       Par Value    Capital         Stage       (Deficiency)
-------------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1995                      2,295,680      $2,296      $809,338      $(483,971)      $327,663

Issuances of Common Stock during the Year Ended
 December 31, 1996                                      36,000          36        30,764              -         30,800

Issuances of Common Stock in Consideration for
 Certain Services Rendered to the Company               55,000          55        18,445              -         18,500

Net Loss for the Year Ended December 31, 1996                -           -             -       (445,300)      (445,300)
----------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1996                      2,386,680       2,387       858,547       (929,271)       (68,337)

Net Income for the Year Ended December 31, 1997              -           -             -             77             77
----------------------------------------------------------------------------------------------------------------------

Balance as of December 31, 1997                      2,386,680      $2,387      $858,547      $(929,194)      $(68,260)
======================================================================================================================


Statements of Cash Flows                       Walker Wingsail America, Inc.
                                               (A Development Stage Company)
----------------------------------------------------------------------------

                                                                                         Cumulative
                                                                                       from Inception
                                                  For the Year       For the Year       (January 19,
                                                     Ended             Ended           1995) through
                                                  December 31,       December 31,       December 31,
                                                      1997              1996               1997
                                                  ---------------------------------------------------

Cash Flows from Operating Activities:
  Net Income (Loss) from Development Stage
   Operations                                       $     77         $(445,300)         $(929,194)
  Adjustments to Reconcile Net Income (Loss)
   from Development Stage Operations to Net
   Cash Used in Operating Activities:
    Depreciation and Amortization                     22,366            44,529            101,865
    Net Gain on Cancellation of License
     Agreement                                       (96,036)                -            (96,036)
    Amortization of Debt Discount                      1,902             5,598              7,500
    Deferred Syndication Costs                             -            43,062             43,062
    Stock Compensation for Services Rendered               -            18,500             18,500
    Gain on Sale of Demonstration Yacht                    -            (8,850)            (8,850)
    Decrease (Increase) in Prepaid Expenses and
     Other Current Assets                                  -            10,589             (2,100)
    (Decrease) Increase in Accounts Payable and
     Accrued Expenses                                (21,823)          (18,042)             4,625
    (Decrease) Increase in Customer Deposits         (24,930)           19,930             19,958
    Increase (Decrease) in Due to Affiliated
     Entity                                           99,324          (116,861)           228,999
-------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                (19,120)         (446,845)          (611,671)
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Proceeds from the Sale of Demonstration Yacht            -           357,000            357,000
  Acquisition of Demonstration Yacht                       -                 -           (353,452)
  Organization Costs                                       -                 -             (1,018)
-------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing
 Activities                                                -           357,000              2,530
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                   -           142,500            142,500
  Principal Repayments of License and Sub-license
   Agreement Obligation                                    -          (136,995)          (330,390)
  Proceeds from Issuance of Common Stock                   -            30,800            842,434
  Deferred Syndication Costs                               -            (4,249)           (43,062)
-------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                  -            32,056            611,482
-------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash                      (19,120)          (57,789)             2,341
-------------------------------------------------------------------------------------------------

Cash, Beginning                                       21,461            79,250                  -
-------------------------------------------------------------------------------------------------

Cash, Ending                                        $  2,341         $  21,461          $   2,341
=================================================================================================


See Notes 4, 7 and 9 for Supplemental Disclosures Cash Flow Information.


Notes to Financial Statements                Walker Wingsail America, Inc.
                                             (A Development Stage Company)

1.  Significant Accounting Policies:

Reporting Entity: Walker Wingsail America, Inc. (the Company) was incorporated on January 19, 1995, as a Delaware corporation. During the year ended December 31, 1997, the Company became a subsidiary of its affiliated entity, Walker Wingsail Systems PLC, (WWS) through the exchange, by approximately 93% of the Company's common stockholders, of their shares in the Company for certain shares in WWS. In connection with such exchange, non-founding stockholders of the Company owning 1,343,625 shares of the Company's $.001 par value common stock exchanged each of such shares for two ordinary shares of WWS's stock. An additional 90,250 ordinary shares of WWS's stock were issued to certain non-founding stockholders of the Company who had originally purchased the Company's common stock at higher prices than the other non-founding stockholders. The founding stockholders of the Company, Mr. and Mrs. John Walker, owning 893,412 shares of the Company's $.001 par value common stock, did not exchange their stock. The remainder of the Company's non-founding stockholders owning 149,643 shares of the Company's $.001 par value common stock did not exchange their stock.

The Company originally entered into a license and sub-license agreement with WWS, for the right to distribute, and contingent on additional funding as provided for under the license and sub-license agreement, produce and market yachts using WWS's technology and design (Note 7). Under the terms of the license agreement, the Company was provided with the right to distribute, market and produce Walker Wingsail yachts throughout the territory of Canada, the United States, Mexico, all the countries of Central and South America and the Caribbean and the Republic of the Bahamas. In connection with the change in control of the Company, during the year ended December 31, 1997, the license and sub-license agreement with WWS was canceled. Accordingly, all operations of the Company relating to the distribution, marketing and production of Walker Wingsail yachts has been shifted to WWS, although the Company continues to act as a non-exclusive sales representative for WWS (Note 7). The management of WWS is considering offering the Company for sale as a shell corporation.

As a result of not commencing commercial operations, the Company has presented its financial statements under the provisions of Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by
Development Stage Enterprises."

Earnings Per Share: Earnings per share of common stock are based on the weighted average number of shares outstanding, which during the years ended December 31, 1997 and 1996, and the cumulative period from inception (January 19, 1995) through December 31, 1997, amounted to 2,386,680, 2,366,235, and 2,122,541, respectively.

Intangible Assets: As of December 31, 1996, intangible assets represented costs incurred to obtain the license and sub-license agreement, and organization costs amounting to $886,480 and $1,018, respectively. During the year ended December 31, 1997, the license and sub-license agreement with WWS was canceled (Note 7). Accordingly, during the year ended December 31, 1997, the net book value of the license and sub-license agreement in the amount of $790,444 has been written off. The license and sub-license costs were being amortized using the straight-line method over the estimated useful life of the license and sub-license agreement. The organization costs are being amortized using the straight-line method over five years. Amortization expense during the years ended December 31, 1997 and 1996, amounted to $22,366 and $44,529, respectively.

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

Advertising and Promotion: The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion expense during the years ended December 31, 1997 and 1996, in the amount of $9,870 and $38,565, respectively.

Foreign Currency Transactions: The Company reports its foreign currency transactions in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", whereas certain foreign currency transactions are denominated in a currency other than its functional currency and generate certain assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which the transaction is denominated increases and decreases the expected amount of functional currency required upon settlement of the transaction. At each balance sheet date, the Company adjusts assets and liabilities denominated in a currency other than its functional currency to reflect the current exchange rate, and the resulting exchange gain or loss is recorded in the Company's statement of operations. Transaction gains and losses are also realized upon settlement of a foreign currency transaction in the Company's statement of operations for the period in which the transaction is settled.

Use of Estimates: Management has used estimates in its preparation of the financial statements in accordance with generally accepted accounting principles. Actual results experienced by the Company may differ from those estimates.


2.  Note Payable:

During March, 1996, the Company borrowed $142,500, net of an unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, as amended, payments are due in four equal quarterly installments, plus interest, beginning on December 31, 1997. The note is collateralized by substantially all assets of the Company. As of December 31, 1997 and 1996, borrowings outstanding under the note, net of unamortized discount of $-0- and $1,902, amounted to $150,000 and $148,098, respectively. During February, 1998, the quarterly payment that was due on December 31, 1997, in the amount of $37,500, was paid in arrears by WWS on behalf of the Company. In connection with the issuance of the note, the Company incurred debt issuance costs in the amount of $12,500 and issued 50,000 shares of its $.001 par value common stock to the lender. Such shares of common stock have been recorded at a value in the amount of $3,500 in the accompanying balance sheet as of December 31, 1996.


3.  Demonstration Yacht:

During February, 1996, the Company sold its demonstration yacht to Wingsail U.S.A., Inc., an unaffiliated third party, for cash consideration in the amount of $357,000.


4.  Due to and from Affiliated Entity:

As of December 31, 1996, due to affiliated entity represented balances due to WWS for professional and administrative expenses incurred by and allocated from WWS for the benefit of the Company, net of payments made by the Company to WWS during the year ended December 31, 1996 for such allocated costs in the amount of $317,559. As of December 31, 1996, the net balance due to WWS for the aforementioned activities, which was non-interest bearing, amounted to $129,675.

As of December 31, 1997, in connection with the cancellation of the license and sub-license agreement (Notes 1 and 7), due from affiliated entity represents a balance due to the Company from WWS in the amount of $330,390 representing a refund of payments previously made by the Company to WWS toward its license and sub-license agreement obligation, offset by balances due to WWS for cash advances and payments made by WWS on behalf of the Company, and professional and administrative expenses incurred and allocated from WWS for the benefit of the Company. As of December 31, 1997, the net balance due from WWS for the aforementioned activities, which is non-interest bearing, amounted to $101,391. This balance due from WWS is payable through offsets in the future against professional and administrative costs allocated to the Company from WWS and against cash advances and payments made by WWS on behalf of the Company.

During the year ended December 31, 1997, WWS made cash advances to, and payments on behalf of, the Company in the amount of $67,659. During the years ended December 31, 1997 and 1996, the Company was allocated salaries in the amount of $28,216 and $112,821, respectively, from WWS based on the percentage of time spent by employees of WWS on behalf of the Company. In addition, during the years ended December 31, 1997 and 1996, other administrative expenses and professional fees in the amount of $3,449 and $87,877, respectively, were allocated to the Company by WWS based on specific expense identification.


5.  Income Taxes:

As discussed in Note 1, the Company reports under the provisions of Statement of Financial Accounting Standards No. 109. Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The temporary difference which gives rise to a significant portion of the deferred tax asset as of December 31, 1997 and 1996, relates to the deferred net operating loss carryforwards.

As of December 31, 1997, the Company has available approximately $929,000 in federal deferred net operating loss carryforwards, which are available to offset future taxable income. This offset in future taxable income, as provided for under the United States Internal Revenue Code, commences at the point the Company is ready to commence its commercial operations, and such offset is to be provided systematically over a five-year period. Pursuant to the provisions of Section 382 of the Internal Revenue Code, utilization of the deferred net operating loss carryforward may be limited as a result of the change in the Company's control during the year ended December 31, 1997 (Note 1). As of December 31, 1997 and 1996, the Company's deferred tax asset relating to these deferred net operating loss carryforwards, which approximates $316,000, has been offset by a valuation allowance in an equal amount.


6.  Preferred Stock:

The Company maintains 5,000,000 shares of $.001 par value preferred stock, none of which have been issued. The Company's Articles of Incorporation stipulate that the Company's Board of Directors are authorized, subject to restrictions imposed under the laws of the State of Delaware, to establish the rights and privileges of such stock. These rights and privileges have not been established by the Company's Board of Directors as of December 31, 1997.


7.  License and Sub-License Agreement:

On May 5, 1995, the Company entered into an exclusive license and sub-license agreement with WWS, through which it obtained the rights to manufacture and sell Walker Wingsail yachts in the territory of Canada, the United States, Mexico, all the countries of Central and South America and the Caribbean and the Republic of the Bahamas. The term of the license and sub-license agreement, which was scheduled to expire in 2015, was subject to an extension in the event that additional license and sub-license agreement patents were created by either WWS or Mr. and Mrs. John Walker. Under the termination provisions, the license and sub-license agreement was to remain in effect through the lives of such additional patents.

Contingent on additional funding requirements as provided for under the license and sub-license agreement, the Company was granted the right to produce and market yachts using WWS's technology and design and, through sub-licensing, patents and methods held and protected by Mr. and Mrs. John Walker. In the event that the Company's production levels fell below certain minimums, which were to be effected with the commencement of manufacturing operations, the license and sub-license agreement was to become non-exclusive to the Company within the licensed territory. In addition, the Company was to be provided with tooling, written methods and training relating to the manufacturing processes and marketing of the Walker Wingsail yachts.

In consideration for this license and sub-license agreement, through December 31, 1996, the Company remitted $330,390 to WWS and was committed to remit an additional $556,090 to WWS at the point the Company was ready to begin its manufacturing operations or October 1, 1998, whichever occurred sooner. In connection with the Company's change in control during the year ended December 31, 1997 (Note 1), the license and sub-license agreement with WWS was canceled. In connection with the cancellation of the license and sub-license agreement, the net book value of the license and sub-license agreement intangible asset and the related license and sub-license agreement obligation in the amounts of $790,444 and $556,090, respectively, were written off. Also in connection with the cancellation of the license and sub-license agreement, the Company became entitled to receive a refund for previous payments it made in consideration for the license and sub-license agreement in the amount of $330,390. During the year ended December 31, 1997, such refund was offset against the Company's balance due to WWS for allocated services and cash advances (Note 4). The cancellation of the license and sub-license agreement resulted in a net gain of $96,036.

Subsequent to the cancellation of the license and sub-license agreement, the Company continues to act as a non-exclusive sales representative for WWS in connection with the sale of Walker Wingsail yachts manufactured by WWS. In such capacity, the Company is allowed to sell such Walker Wingsail yachts at prices determined by WWS for a commission of up to 8% of each such sale.

During March, 1996, WWS entered into a sales representation agreement with Wingsail, U.S.A., Inc. pursuant to which it agreed to pay a commission of 20% of each sale of Walker Wingsail yachts for which Wingsail, U.S.A., Inc. was responsible. WWS also agreed to pay the Company a commission of 2% of each such sale made by Wingsail, U.S.A., Inc.


8.  Economic Dependency:

The Company is economically dependent on WWS to meet substantially all of its current and future obligations. WWS was issued, by its Chartered Accountants and Registered Auditors, on October 21, 1997, an opinion as to the "true and fair view of the state of the company's affairs as at 30th March, 1997 and of its loss for the year then ended." The opinion included the statement that WWS's "financial statements have been prepared on a going concern basis and the validity of this depends on the company's ability to raise additional funds and its ability to generate sufficient profits in the future. The financial statements do not include any adjustments that would result from a failure to obtain such funds or to generate such profits."


9.  Supplemental Disclosures of Cash Flow Information:

The Company paid cash for interest during the years ended December 31, 1997, in the amount of $8,719 and $5,812, respectively.

During the year ended December 31, 1996, the Company issued 55,000 shares of its common stock in consideration for certain services rendered to the Company in the amount of $18,500.


10.  Adverse Conditions and Management's Plan:

The Company has experienced losses in its development stage and as of December 31, 1997, is in a working capital deficiency. These continued losses and deficiency in working capital raise substantial doubt about the Company and its ability to continue in existence as a going concern. In regard to this matter, the control of the Company was shifted to WWS through an exchange of stock (Note 1). The management of WWS is considering selling the Company as a shell corporation. The Company and its ability to continue as a going concern is dependent upon the ability of WWS to support the Company in meeting its obligations for professional and administrative costs until such time as the Company is sold as a shell corporation or it generates sufficient cash flow in its capacity as a sales representative for WWS to support itself.


11.  Subsequent Event:

During January, 1998, the Company, WWS and Mr. and Mrs. John Walker were named as parties to a lawsuit initiated by Wingsail U.S.A., Inc. The lawsuit alleges, among other things, breach of contract with respect to certain distributor agreements with the Company and WWS, and raises certain warranty issues, with respect to the demonstration yacht purchased by Wingsail U.S.A., Inc. from the Company during February, 1996 (Note 3). Action under the lawsuit has been postponed while the Company, WWS and Mr. and Mrs. Walker are in negotiations with Wingsail U.S.A. Inc. in an attempt to settle the disagreements. The Company, WWS and Mr. and Mrs. Walker believe that the lawsuit is without merit and, in the event that a settlement is not reached, they intend to vigorously defend this action. The litigation is in its initial stages and the potential losses by the Company are not predictable at this time.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name                         Age         Position
----                         ---         --------

John Walker                  60          President and Director

Jean Walker                  55          Executive Vice President,
                                         Secretary and Director

      As of  May 31, 1998 the Company's only directors and employees were
John Walker and Jean Walker who are married.   Each director holds office
for a period of one year and serves until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors.

      The members of the Board of Directors are not compensated in such capacity; however, the Board of Directors may, by resolution, pay director's fees and reimburse directors for expenses related to the Company's business.

      Mr Walker has been an officer and director of the Company since its inception. Mr Walker has also been an officer and director of WWS since 1981.

      Mrs Walker has been an officer and director of the Company since its inception. Mrs Walker has been and officer and directors of WWS since 1984.

      Mr and Mrs Walker organized the Company and may be considered the Company's "promoters" as that term is defined by the Securities and Exchange Commission.

      See Item 7 for information concerning loans and other transactions between the Company and WWS, an affiliated company.

Item 10.  Executive Compensation.

      The following table shows the compensation paid to the Company's officers by the Company during the period from January 1, 1997 through December 31, 1997.

            Name                      Compensation Paid by the Company
            ----                      --------------------------------

            John Walker                            $13,425

            Jean Walker                            $12,439

Employment Agreements

      The Company and Mr Walker are parties to a three-year Service Agreement (commencing January 19, 1995) pursuant to which Mr Walker serves as the President of the Company with responsibility for the administration and management of all of the Company's engineering operations and activities. Pursuant to the terms of the Service Agreement, Mr Walker is entitled to receive a salary of $72,000 per annum, subject to adjustment, as well as certain additional benefits. Mr Walker has agreed to accept reduced or nil financial compensation if the company's financial situation makes that desirable.

      The Company and Mrs Walker are parties to a three-year Service Agreement (commencing January 19, 1995) pursuant to which Mrs Walker serves as the Chief Executive Officer of the Company with responsibility for all the Company's financial, administrative, marketing, sales and personnel activities. Pursuant to the terms of the Service Agreement, Mrs Walker is entitled to receive a salary of $64,000 per annum, subject to adjustment, as well as certain additional benefits. Mrs Walker has agreed to accept reduced or nil financial compensation if the company's financial situation makes that desirable.

      The Company has agreed that Mr and Mrs Walker may, during the continuance of their respective Service Agreements, be directly or indirectly engaged or concerned or interested in any other business and are permitted to hold shares of securities in the other companies.

      Mr and Mrs Walker have each agreed that they will not, at any time, make use of, divulge or communicate to any unauthorized person any trade secrets or other confidential information relating to the Company or any subsidiary or associated company or acquired by them in the course of their employment. Mr and Mrs Walker have also agreed that they will not, during the terms of their respective employment's and for a period of 52 weeks thereafter, solicit in competition with the Company, any person, firm or company who or which at any time during the previous two years was a supplier, an employee or customer of the Company.

Item 11  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the number of and percentage of outstanding shares of Common Stock owned by officers, directors and principal shareholders of the Company as of May 31, 1998.

Name and Address             Shares of Common Stock        Percent of Class
----------------             ----------------------        ----------------

John Walker                         893,412(1)                    37%
Devonport Royal Dockyard
Plymouth, Devon PL1 4SG
England

Jean Walker                         893,412(2)                    37%
Devonport Royal Dockyard
Plymouth, Devon PL1 4SG
England

Total                               893,412                       37%

________________________
<F1>  Includes 446,706 shares of Common Stock owned by Mrs Walker

<F2>  Includes 446,706 shares of Common Stock owned by Mr Walker

Item 12  Certain Relationships and Related Transactions

      In January 1995, John Walker and Jean Walker acquired their shares of the Company's common stock for $100 each.

      September 1995, the Company completed the sale of 1,282,000 shares of Common Stock at $0.70 per share. The net proceeds to the Company from this offering, after the payment of offering expenses of $94,825, were approximately $810,000. The Company used approximately $353,000 of the offering proceeds to purchase a demonstration yacht from WWS.

      In February 1996, the Company sold the ZEFYR to an unaffiliated party for a purchase price of $357,000.

      As of December 31, 1997 WWS had a liability to the company of $101,391 which is the balance left after the reversal of the licence agreement. This will be used to offset future professional and administrative costs allocated to the company from WWS.

Item 13  Exhibits, Lists and Reports on Form 8-K

(a) Exhibits - There are additions to the list below filed for the year ended December 31, 1996

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

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 2 to the Company's Form 10-SB)

3.2 By-laws (Incorporated by reference to Exhibit 2 to the Company's Form 10-SB)

10.1 License Agreement, dated May 5, 1995 (Incorporated by reference to Exhibit 6(a) to the Company's Form 10-SB)

10.2 Amendment to License Agreement, dated February 23, 1996 (Incorporated by reference to Exhibit 6(b) to the Company's Form 10-SB/A)

10.3 Service Agreement between the Company and John Walker, dated January 19, 1995 (Incorporated by reference to Exhibit 6(c) to the Company's Form 10-SB/A)

10.4 Amendment to Service Agreement between the Company and John Walker dated February 23,1996 (Incorporated by reference to Exhibit 6(d) to the Company's Form 10-SB/A)

10.5 Service Agreement between the Company and Jean Walker, dated January 19, 1995 (Incorporated by reference to Exhibit 6(e) to the Company's Form 10-SB/A)

10.6 Amendment to Service Agreement between the Company and Jean Walker dated February 23, 1996 (Incorporated by reference to Exhibit 6(f) to the Company's Form 10-SB/A)

10.7 Sales Representative Agreement between the Company and WWS, dated February 23, 1996 (Incorporated by reference to Exhibit 6(g) to the Company's Form 10-SB/A)

Additions to Exhibits

11.1             Letter to WWAI stockholders recommending takeover by WWSplc

11.2 Agreement of takeover between WWS plc and WWAI to be approved on or before August 31, 1997.

11.3             Shareholder Election/Consent Form

11.4             WWSplc Board of Directors Consent

11.5             WWAI Board of Directors Consent

11.6 Tender Offer Disclosures by WWSplc for Tender Offer for the Equity Securities of WWAI

11.7 Profit and Loss Account, Balance Sheet, and Cash Flow Statement for WWSplc for the ten months ended January 31 1997

11.8 Final Amendment to Schedule 14D-1 Tender Offer Disclosures by WWSplc for tender offer for the equity securities of WWAI

11.9             Schedule 14D-1


(b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.


                                 SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  May 31, 1998                    WALKER WINGSAIL AMERICA INC


                                       By:/s/ John Walker
                                          John Walker, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                     Title                                  Date
----                     -----                                  ----

/s/ John Walker          President and a Director
                         (Principal Executive Officer,
                         Principal Financial Officer and
                         Principal Accounting Officer)          May 31, 1998

/s/ Jean Walker          Executive Vice President
                         Secretary and a Director               May 31, 1998