Form 10QSB
period 1998-03-31
WALKER WINGSAIL AMERICA INC
filed 1998-11-13
CIK 942652

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 Form 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                       to

                       Commission File Number 0-27274


                         WALKER WINGSAIL AMERICA INC
           (Exact Name of Registrant as specified in its charter)


             Delaware                                04-3303425
  (State or other jurisdiction of         IRS Employer Indentification No)
   incorporation or organization)

            Devonport Royal Dockyard, Plymouth, Devon, UK PL1 4SG
                  (Address of principal executive offices)

                               44 1752 608000
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                           Yes   X         No
                               -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1998:

      Common Stock $0.001 par value               2,386,680
      -----------------------------               ---------
                  Class                        Number of Shares


                         WALKER WINGSAIL AMERICA INC

INDEX                                                              Page


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Balance Sheets -
             March 31, 1998 and December 31, 1997                     3

            Condensed Statements of Operations -
             For the Three Months ended March 31, 1998 and 1997
             For the Cumulative From Inception
             (January 19, 1995) to March 31, 1998                     4

            Condensed Statements of Cash Flows -
             For the Three Months ended March 31, 1998 and 1997
             For the Cumulative From Inception
             (January 19, 1995) to March 31, 1998                     5

            Notes to Condensed Financial Statements                   6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7-8


PART II     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                           9-10

            Signatures


PART 1    FINANCIAL INFORMATION
ITEM 1       FINANCIAL STATEMENTS


Condensed Balance Sheets                                 Walker Wingsail America Inc
                                                        (A Development Stage Company)
-------------------------------------------------------------------------------------
                                                           Mar 31        December 31,
                                                            1998             1977
-------------------------------------------------------------------------------------
                                                        (Unaudited)
Assets                                                   $                 $

Current Assets:
  Cash                                                      1,739             2,341
  Prepaid Expenses and Other Current Assets                 2,100             2,100
-----------------------------------------------------------------------------------
Total Current Assets                                        3,839             4,441

  Intangible Assets, Net of Accumulated
   Amortization of $578 and $527, Respectively                440               491
  Due from Affiliated Entity (Note 6)                      60,985           101,391
-----------------------------------------------------------------------------------
Total Assets                                               65,264           106,323
                                                         ==========================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable and Accrued Expenses                     7,276             4,625
  Note Payable,                                           112,500           150,000
  Customer Deposits                                        19,958            19,958
-----------------------------------------------------------------------------------
Total Current Liabilities                                 139,734           174,583

  Due to Affiliated Entity (Note 6)                             0                 0
  License and Sub-License Agreement Obligation
-----------------------------------------------------------------------------------
Total Liabilities                                         139,734           174,583


Stockholders' Equity
  Preferred Stock: $.001 Par Value; 5,000,000 Shares
   Authorized Common Stock: $.001 Par Value;
   20,000,000 Shares Authorized 2,386,680
   Shares Issued and Outstanding (Note 9)                   2,387             2,387
  Additional Paid-in Capital                              858,547           858,547
  Deficit Accumulated During Development Stage           (935,404)         (929,194)
-----------------------------------------------------------------------------------
Total Stockholders' Equity                                -74,470           -68,260
-----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity               $ 65,264          $106,323
                                                         ==========================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



Condensed Statements of Operations                                Walker Wingsail America, Inc
                                                                 (A Development Stage Company)
-------------------------------------------------------------------------------------------------------
                                                                                         Cumulative
                                                        For the Three Months Ended     From Inception
                                                         March 31      March 31      (January 19, 1995)
                                                           1998          1997        to March 31, 1998
                                                        (Unaudited)   (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------------------------

Selling, General and Administrative Expenses               (6,210)       (54,188)         (996,282)
--------------------------------------------------------------------------------------------------

Other Income(Loss)
  Deferred Syndication Costs                                                               (43,062)
  Interest Expense                                                                         (17,223)
  Gain on Sale of Demonstration Yacht                                                        8,850
  Gain on Surrender of Licence Agreement                                                    96,036
  Interest Income                                                             62             4,327
  Other Income                                                                               2,130
  Gain (Loss) on Foreign Currency Exchange Rate                                              9,820
--------------------------------------------------------------------------------------------------
Total Other Income(Loss)                                        -             62            60,878
--------------------------------------------------------------------------------------------------

Net Loss from Development Stage Operations              $  (6,210)     $ (54,126)        $(935,404)
                                                        ==========================================

Net Loss Per Share                                              -          (0.02)            (0.39)
                                                        ==========================================
Weighted Average Number of Common Shares Outstanding    2,386,680      2,386,680         2,382,060
                                                        ==========================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



Condensed Statements of Cash Flows                                     Walker Wingsail America,Inc
                                                                      (A Development Stage Company)
--------------------------------------------------------------------------------------------------------------
                                                           For the Three   For the Three        Cumulative
                                                           Months Ended    Months Ended       From Inception
                                                             March 31        March 31       (January 19, 1995)
                                                               1998            1997          to 31 March 1998
                                                            (Unaudited)     (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities                          (6,210)         (54,126)          (935,404)

  Net Loss from Development Stage Operations
  Adjustments to Reconcile Net Loss from Development Stage
  Operations to Net Cash
   (Used In) Provided by Operating Activities:
    Depreciation and Amortization                                 51           11,132            101,916
    Gain on Sale of Demonstration Yacht                                                           (8,850)
    Non-Cash Debt Issuance Costs
    Amortisation of Note Payable Discount                                       1,902              7,500
    Deferred Syndication Costs                                                                    43,062
    Stock Compensation for Services Rendered                                                      18,500
    Proceeds from Surrender of Licence                                                           (96,036)
    Decrease (Increase) in Prepaid Expenses and Other
     Current Assets                                                                               (2,100)
    (Decrease) Increase in Accounts Payable                    2,651            4,948              7,276
    (Decrease) Increase in Customer Deposits                                  (14,930)            19,958
    (Decrease) Increase in Due to Affiliated Entity                            38,783            228,999
    (Increase) Decrease in due from Affiliated Entity         40,406                              40,406
--------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Operating Activities           36,898          (12,291)          (574,773)
--------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Demonstration Yacht                                                      357,000
  Acquisition of Demonstration Yacht                                                            (353,452)
  Organization Costs                                                                              (1,018)
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                          -                -              2,530
--------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                                                         142,500
  Capital Repayment of Loan                                  (37,500)                            (37,500)
  Principal Repayments of License and Sub-License
   Agreement Obligation                                                                         (330,390)
  Proceeds from Issuance of Common Stock, Net of
   Syndication Costs                                                                             842,434
  Deferred Syndication Costs                                                                     (43,062)
--------------------------------------------------------------------------------------------------------
Net Cash(Used In) Provided by Financing Activities           (37,500)               -            573,982
--------------------------------------------------------------------------------------------------------

Net Increase in Cash                                            (602)         (12,291)             1,739
                                                             -------------------------------------------
Cash, Beginning                                                2,341           21,461                  -
                                                             -------------------------------------------
Cash, Ending                                                 $ 1,739          $ 9,170           $  1,739
                                                             ===========================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


NOTES TO CONDENSED FINANCIAL           WALKER WINGSAIL AMERICA, INC.
STATEMENTS (UNAUDITED)                (A DEVELOPMENT STAGE COMPANY)

1.    INTERIM REPORTING:

In the opinion of management, the accompanying unaudited interim condensed financial statements of Walker Wingsail America Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997; the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997 and the cumulative period from inception (January 19, 1995) through March 31, 1998.

The information included in the condensed balance sheet as of December 31, 1997 has been derived from the Company 's Form 10-KSB for the year ended December 31, 1997 (1997 Form 10-KSB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1997 Form 10-KSB.

2.    NET LOSS PER SHARE:

Net loss per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the corresponding periods.

3.    DEMONSTRATION YACHT:

In February, 1997, the Company sold its demonstration yacht to Wingsail U.S.A., Inc., an unaffiliated third party, for cash consideration in the amount of $357,000.

4.    NOTE PAYABLE:

During March 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings were due on March 28, 1997. A new date of December 31, 1998 has been agreed. The note is collateralized by substantially all assets of the Company. As of March 31, 1998 borrowings outstanding under the note amounted to $112,500. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and issued 50,000 shares of its .001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock.

5.    LICENSE AND SUB-LICENSE AGREEMENT OBLIGATION

As a result of Walker Wingsail America Inc (WWA) being unsuccessful in raising further equity funds on the terms and conditions recommended by the company's US financial advisor, Walker Wingsail Systems plc (WWS) and WWA have agreed to cancel the license agreement entered into on May 5, 1995. In order to preserve control over the North American Wingsail market, the company made a takeover offer to the stockholders on July 10, 1997 on the basis of two ordinary shares in WWS for every one common share in WWA. During the quarter ended September 30, 1997 the license and sub-license agreement obligation in the amount of $556,090 has been reversed and the previous payments made to WWS by WWA under this obligation have been credited in the amount of $330,390. The net license intangible asset in the amount of $790,444 has also been reversed. This transaction has resulted in a net gain on surrender of licence in the amount of $96,036 during the quarter ended September 30, 1997.

6.    DUE TO/FROM AFFILIATED ENTITY

As a result of Walker Wingsail America Inc (WWA) cancelling the license and sub-license agreement, WWS reversed the license fee and netted this figure off against the balance due to WWS in the amount of $228,999. The remaining net balance of $60,985 has been included in as due from affiliated entity and will be used to reduce the cost of the investment by WWS. (See note 5)

7.    SALES REPRESENTATION AGREEMENTS:

In March 1996, Walker Wingsail Systems PLC entered into a sales representation agreement with Wingsail, U.S.A., Inc. pursuant to which it agreed to pay a commission of 20% of each sale of Walker Wingsail yachts for which Wingsail, U.S.A., Inc. is responsible. Walker Wingsail Systems PLC has also agreed to pay the Company a commission of 2% for each such sale made by Wingsail, U.S.A. Inc.

8.    LITIGATION

During January 1998, the Company, WWS and Mr and Mrs John Walker were named as parties to a lawsuit initiated by Wingsail USA Inc. The lawsuit alleges, among other things, breach of contract with respect to certain distributor agreements with the Company and WWS, and raises certain warranty issues, with respect to the demonstration yacht purchased by Wingsail USA Inc., from the Company during February 1996 (Note 3). Action under the lawsuit has been postponed while the Company, WWS and Mr & Mrs Walker are in negotiations with Wingsail USA Inc., in an attempt to settle the disagreements. The Company, WWS and Mr and Mrs Walker believe that the lawsuit is without merit and, in the event that a settlement is not reached, they intend to vigorously defend this action. The litigation is in its initial stages and the potential losses by the Company are not predictable at this time.

9.    COMMON STOCK ISSUANCE:

No stock has been issued during the three months ended March 31, 1998.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 WITH THE QUARTER ENDED MARCH 31, 1997 AND THE PERIOD FROM INCEPTION FROM (JANUARY 19, 1995) to MARCH 31, 1998

RESULTS OF OPERATIONS

During the period from the inception of the Company (January 19, 1995) through March 31, 1998, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

No revenues were received by the Company from operations during the three month period ended March 31, 1998, (the Current Period ), or the three month period ended March 31, 1997, (the Prior Period ), or during the period from inception (January 19, 1995) to March 31, 1998.

The Company incurred selling, general and administrative expenses of $6,210 in the Current Period and $54,188 in the Prior Period and $996,282 during the period from inception (January 19, 1995) to March 31, 1998.

The Company incurred depreciation and amortization expenses of $51 in the Current Period and $11,132 in the Prior Period and $101,916 during the period from inception (January 19, 1995) to March 31, 1998.

The Company incurred no other income during the current period. In the prior period the Company incurred a interest income of $62. During the period from inception (January 19, 1995 to March 31, 1998 the Company received other income of $121,163, including a gain on surrender of licence agreement of $96,036 with Deferred Syndication Costs of $43,062 and Interest Expense of $17,223.

During the three months ended March 31, 1998 the net cash provided by operating activities amounted to $36,898, of this amount cash was decreased in the amount of $6,159 as a result of the net income, net of non-cash items. In the prior period the net cash used in operating activities amounted to $12,291 of this amount cash was decreased in the amount of $41,092 as a result of the net income, net of non-cash items. An increase of $4,948 in accounts payable, a decrease of $14,930 in customer deposits and an increase in the amount due to the affiliated entity of $38,783.

During the period of inception (January 19, 1995) to March 31, 1998 the net cash used in operating activities amounted to $574,773. Of this amount, cash was decreased in the amount of $869,312 as a result of the net loss, net of non-cash items.

There were no cash flows from investing activities during the current or prior period. During the period from inception (January 19, 1995) to March 31, 1998 the cash flows from investing activities amounted to $2,530 which consisted of the purchase of the demonstration yacht for $353,452, the proceeds from the sale of the demonstration yacht in the amount of $357,000, and an outlay for organisation costs in the amount of $1,018.

During the three months ended March 31, 1998 the net cash used in financing activities amounted to $37,500 which was an instalment of the loan repayment. There was no net cash used in financing activities during the prior period. During the period from inception (January 19 1995) to March 31, 1998, the net cash provided by financing activities amounted to $573,982 which consisted of $842,434 in proceeds of issuance of Common Stock, $105,000 proceeds from issuance of note payable, less $43,062 in deferred syndication costs, less repayments of license and sub license agreement obligation of $330,390.


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

During the first quarter 1996 the Company entered into a term loan agreement with an unaffiliated third party pursuant to which the Company borrowed $142,500, net of unamortized discount of $7,500, at an annual interest rate of 7-3/4% (an effective annual interest rate of 13.2%) for working capital purposes. Under the terms of the loan agreement, the borrowings were due on March 28, 1997. A new date of December 31, 1998 has been agreed. The loan is secured by substantially all of the Company's assets, but the liability to repay will be undertaken by WWS. The Company currently has no other borrowing facilities or alternative financing methods available to it.

The Company is not currently committed to expend funds for marketing or any other activities or purchases. During 1998/1999, it is management's intention to incur minimal office and administration expenses and professional fees. These continued losses and deficiency in working capital raise substantial doubt about the Company and its ability to continue in existence as a going concern. In regard to this matter, the control of the Company was shifted to WWS through an exchange of stock. In July 1997 Walker Wingsail Systems plc made an offer of takeover of the Company, and this was taken up by 56% of issued stock. The Company and its ability to continue as a going concern is dependent upon the ability of WWS to support the Company in meeting its obligations for professional and administrative costs until such time as the Company is sold as a shell corporation or it generates sufficient cash flow in its capacity as a sales representative for WWS to support itself.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


      a.    Exhibits:

            27.01    Financial Data Schedule

      b.    Reports on Form 8-K:

            The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 1998


                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                                       WALKER WINGSAIL AMERICA, INC.




November 11 1998
----------------                       ------------------------------------
                                       John Walker, President (Principal
                                       Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)