Form 10QSB
period 1998-06-30
WALKER WINGSAIL AMERICA INC
filed 1998-11-13
CIK 942652

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 Form 10-QSB

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to

                       Commission File Number 0-27274


                         WALKER WINGSAIL AMERICA INC
           (Exact Name of Registrant as specified in its charter)


              Delaware                               04-3303425
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

                            Yes         No   X
                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 1998:

    Common Stock $0.001 par value                     2,386,680
    -----------------------------                 ----------------
                Class                             Number of Shares


                         WALKER WINGSAIL AMERICA INC

INDEX                                                               Page


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Balance Sheets -
              June 30, 1998and December 31, 1998..................      3

            Condensed Statements of Operations -
              For the Three Months ended June 30, 1998 and 1997
              For the Six Months ended June 30, 1998 and 1997
              For the Cumulative From Inception
              (January 19, 1995) to June 30, 1998.................      4

            Condensed Statements of Cash Flows -
              For the Six Months ended June 30, 1998and 1997
              For the Cumulative From Inception
             (January 19, 1995) to March 31, 1998.................      5

             Notes to Condensed Financial Statements..............    6-7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........    8-9


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................  10-11

         Signatures


PART 1   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

Condensed Balance Sheets                                                                 Walker Wingsail America Inc
                                                                                       (A Development Stage Company)
--------------------------------------------------------------------------------------------------------------------
                                                                                          Jun 30        December 31,
                                                                                           1998             1977
                                                                                        (Unaudited)
--------------------------------------------------------------------------------------------------------------------

Assets                                                                                   $               $
Current Assets:
  Cash                                                                                       1,693           2,341
  Prepaid Expenses and Other Current Assets                                                  2,100           2,100
------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                         3,793           4,441

  Intangible Assets, Net of Accumulated Amortization of $629 and $527, Respectively            388             491
  Due from Affiliated Entity (Note 6)                                                       46,411         101,391
------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                50,592         106,323
                                                                                         =========================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable and Accrued Expenses                                                      2,555           4,625
  Note Payable,                                                                            112,500         150,000
  Customer Deposits                                                                         19,958          19,958
------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                  135,013         174,583

  Due to Affiliated Entity (Note 6)                                                              0               0
  License and Sub-License Agreement Obligation
------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          135,013         174,583
------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred Stock: $.001 Par Value; 5,000,000 Shares Authorized
  Common Stock: $.001 Par Value; 20,000,000 Shares Authorized 2,386,680

  Shares Issued and Outstanding (Note 9)                                                     2,387           2,387
  Additional Paid-in Capital                                                               858,547         858,547
  Deficit Accumulated During Development Stage                                            (945,355)       (929,194)
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                 -84,421         -68,260
------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                               $  50,592       $ 106,323
                                                                                         =========================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



Condensed Statements of Operations                                                                  Walker Wingsail America, Inc
                                                                                                    (A Development Stage Company)
---------------------------------------------------------------------------------------------------------------------------------
                                                       For the Three Months Ended  For the Six   For the Six       Cumulative
                                                                                   Months Ended  Months Ended    From Inception
                                                         June 30        June 30      June 30       June 30     (January 19, 1995)
                                                          1998           1997         1998          1997        to June 30, 1998
                                                       (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)      (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------


Selling, General and Administrative Expenses               (9,951)       (22,296)     (16,161)      (76,484)      (1,006,233)
----------------------------------------------------------------------------------------------------------------------------

Other Income(Loss)
  Deferred Syndication Costs                                                                                         (43,062)
  Interest Expense                                                                                                   (17,223)
  Gain on Sale of Demonstration Yacht                                                                                  8,850
  Gain on Surrender of License Agreement                                                                              96,036
  Interest Income                                                              2                         64            4,327
  Other Income                                                                                                         2,130
  Gain (Loss) on Foreign Currency Exchange Rate                               (6)                        (6)           9,820
----------------------------------------------------------------------------------------------------------------------------
Total Other Income(Loss)                                        -             (4)           -            58           60,878
----------------------------------------------------------------------------------------------------------------------------

Net Income(Loss) from Development Stage Operations      $  (9,951)     $ (22,300)   $ (16,161)    $ (76,426)      $ (945,355)
                                                        ====================================================================

Net Income(Loss) Per Share                                      -          (0.01)       (0.01)        (0.03)           (0.40)
                                                        ====================================================================

Weighted Average Number of Common Shares Outstanding    2,386,680      2,386,680    2,386,680     2,386,680        2,382,394
                                                        ====================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



Condensed Statements of Cash Flows                                                    Walker Wingsail America, Inc
                                                                                      (A Development Stage Company)
-------------------------------------------------------------------------------------------------------------------
                                                                                                     Cumulative
                                                               For the Six      For the Six        From Inception
                                                               Months Ended     Months Ended     (January 19, 1995)
                                                               June 30, 1998    June 30, 1997     to June 30, 1998
                                                               (Unaudited)      (Unaudited)         (Unaudited)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities                             (16,161)         (76,426)           (945,355)

  Net Loss from Development Stage Operations
  Adjustments to Reconcile Net Loss from Development Stage
  Operations to Net Cash
   (Used In) Provided by Operating Activities:
     Depreciation and Amortization                                   102           22,264             101,967
     Gain on Sale of Demonstration Yacht                                                               (8,850)
     Gain on Surrender of License Agreement
     Non-Cash Debt Issuance Costs
     Amortization of Note Payable Discount                                          1,902               7,500
     Deferred Syndication Costs                                                                        43,062
     Stock Compensation for Services Rendered                                                          18,500
     Proceeds from Surrender of License                                                               (96,036)
     Decrease (Increase) in Prepaid Expenses and Other                                                 (2,100)

   Current Assets                                                                                       2,555
    (Decrease) Increase in Accounts Payable                       (2,070)         (12,582)
    (Decrease) Increase in Customer Deposits                                      (24,930)             19,958
    (Decrease) Increase in Due to Affiliated Entity                                76,804             228,999
    (Increase) Decrease in due from Affiliated Entity             54,980                               54,980
-------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Operating Activities               36,851          (12,968)           (574,820)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Demonstration Yacht                                                           357,000
  Acquisition of Demonstration Yacht                                                                 (353,452)
  Organization Costs                                                                                   (1,018)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                              -                -               2,530
-------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                                                              142,500
  Capital Repayment of Loan                                      (37,500)                             (37,500)
  Principal Repayments of License and Sub-License
   Agreement Obligation                                                                              (330,390)
  Proceeds from Issuance of Common Stock, Net of
   Syndication Costs                                                                                  842,434
  Deferred Syndication Costs                                                                          (43,062)
-------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Financing Activities              (37,500)               -             573,982
-------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                (649)         (12,968)              1,692
                                                                ---------------------------------------------

Cash, Beginning                                                    2,341           21,461                   -
                                                                ---------------------------------------------

Cash, Ending                                                    $  1,692         $  8,493           $   1,692
                                                                =============================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



NOTES TO CONDENSED FINANCIAL     WALKER WINGSAIL AMERICA, INC.
STATEMENTS (UNAUDITED)           (A DEVELOPMENT STAGE COMPANY)

1.    INTERIM REPORTING:

In the opinion of management, the accompanying unaudited interim condensed financial statements of Walker Wingsail America Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997; the results of its operations and its cash flows for the six months ended June 30, 1998and 1997 and the cumulative period from inception (January 19, 1995) through March 31, 1998

The information included in the condensed balance sheet as of December 31, 1997 has been derived from the Company 's Form 10-KSB for the year ended December 31, 1997 (1997 Form 10-KSB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1997 Form 10-KSB.

2.    NET LOSS PER SHARE:

Net loss per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the corresponding periods.

3.    DEMONSTRATION YACHT:

In February, 1997, the Company sold its demonstration yacht to Wingsail U.S.A., Inc., an unaffiliated third party, for cash consideration in the amount of $357,000.

4.    NOTE PAYABLE:

During March, 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings were due on March 28, 1997. A new date of December 31, 1998 has been agreed. The note is collateralized by substantially all assets of the Company. As of June 30, 1998 borrowings outstanding under the note amounted to $112,500. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and issued 50,000 shares of its
 .001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock.

5.    LICENSE AND SUB-LICENSE AGREEMENT OBLIGATION

As a result of Walker Wingsail America Inc (WWA) being unsuccessful in raising further equity funds on the terms and conditions recommended by the company's US financial advisor, Walker Wingsail Systems plc (WWS) and WWA have agreed to cancel the license agreement entered into on May 5, 1995. In order to preserve control over the North American Wingsail market, the company made a takeover offer to the stockholders on July 10, 1997 on the basis of two ordinary shares in WWS for every one common share in WWA. During the quarter ended September 30, 1997 the license and sub-license agreement obligation in the amount of $556,090 has been reversed and the previous payments made to WWS by WWA under this obligation have been credited in the amount of $330,390. The net license intangible asset in the amount of $790,444 has also been reversed. This transaction has resulted in a net gain on surrender of license in the amount of $96,036 during the quarter ended September 30, 1997.

6.    DUE TO/FROM AFFILIATED ENTITY

As a result of Walker Wingsail America Inc (WWA) cancelling the license and sub-license agreement, WWS reversed the license fee and netted this figure off against the balance due to WWS in the amount of $228,999. The remaining net balance of $46,411 has been included in as due from affiliated entity and will be used to reduce the cost of the investment by WWS. (See note 5)

7.    SALES REPRESENTATION AGREEMENTS:

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

9.    COMMON STOCK ISSUANCE:

No stock has been issued during the six months ended June 30, 1998.

10.   SUBSEQUENT EVENTS

On July 10, 1998 all the employees of Walker Wingsail Systems plc were made redundant and a liquidator of the company was nominated. This was Ian Walker of Pannell Kerr Forster, 2 Barnfield Crescent, Exeter, EX1 1QT, Devon, England. A notice was sent to all shareholders advising them of an Extra-ordinary general meeting to be held on August 7, 1998 at Alexandra Palace, Wood Green, London, N22 7AY, England asking them to consider and if thought fit, to pass the following resolutions.

      1.    Extra-ordinary Resolution

            THAT it has been proved to the satisfaction of this meeting that the company cannot, by reason of its liabilities, continue its business, and that it is advisable to wind up the same and accordingly that the company be would up voluntarily.

      2.    Ordinary Resolution

            THAT I E Walker of Pannell Kerr Forster, 2 Barnfield
            Crescent, Exeter EX1 1QT be and is hereby appointed as liquidator of the company for the purpose of the voluntary winding up.

A notice was also sent to all Creditors giving notice of a Creditors meeting to be held on August 10, 1998, at the New Continental Hotel, Millbay Road, Plymouth, Devon, PL1 3LD, England for the purposes mentioned in Sections 99 to 101 of the Insolvency Act 1986 to

            a. to have laid before it a statement as to the affairs of the company
            b. to nominate one or more insolvency practitioners as liquidator or liquidators; and
            c.    if thought fit, to appoint a liquidation committee
            d.    and to pass any other resolution necessary.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 WITH THE QUARTER ENDED JUNE 30, 1997 AND THE PERIOD FROM INCEPTION FROM (JANUARY 19, 1995) to JUNE 30, 1998


RESULTS OF OPERATIONS

During the period from the inception of the Company (January 19, 1995) through June 30, 1998, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

No revenues were received by the Company from operations during the six month period ended June 30, 1998, (the Current Period ), or the six month period ended June 30, 1997, (the Prior Period ), or during the period from inception (January 19, 1995) to June 30 , 1998.

The Company incurred selling, general and administrative expenses of $9,951 in the Current Period and $22,296 in the Prior Period and $1,006,233 during the period from inception (January 19, 1995) to June 30, 1998.

The Company incurred depreciation and amortization expenses of $51 in the Current Period and $11,132 in the Prior Period and $101,967 during the period from inception (January 19, 1995) to June 30, 1998.

The Company incurred no other income during the current period. In the prior period the Company incurred a loss on foreign currency exchange rate of $6 and other income of $2. During the period from inception (January 19, 1995 to June 30, 1998 the Company received other income of $121,163, including a gain on surrender of license agreement of $96,036 with Deferred Syndication Costs of $43,062 and Interest Expense of $17,223.

During the three months ended June 30, 1998 the net cash used in operating activities amounted to $47, of this amount cash was decreased in the amount of $9,900 as a result of the net income, net of non-cash items. There was a decrease of 4,721 in accounts payable and a decrease in the amount due from affiliated entity of $14,574. In the prior period the net cash used in operating activities amounted to $677, of this amount cash was decreased in the amount of $11,168 as a result of the net income, net of non-cash items. A decrease of $17,530 in accounts payable, a decrease in customer deposits of $10,000 and as increase in the amount due to the affiliated entity of $38,021.

During the period of inception (January 19, 1995) to June 30, 1998 the net cash used in operating activities amounted to $574,820. Of this amount, cash was decreased in the amount of $879,212 as a result of the net loss, net of non-cash items.

There were no cash flows from investing activities during the current or prior period. During the period from inception (January 19, 1995) to June 30, 1998 the cash flows from investing activities amounted to $2,530 which consisted of the purchase of the demonstration yacht for $353,452, the proceeds from the sale of the demonstration yacht in the amount of $357,000, and an outlay for organization costs in the amount of $1,018.

During the three months ended June 30, 1998, and the prior period, there was no cash used in financing activities. During the period from inception (January 19 1995) to March 31, 1998, the net cash provided by financing activities amounted to $573,982 which consisted of $842,434 in proceeds of issuance of Common Stock, $105,000 proceeds from issuance of note payable, less $43,062 in deferred syndication costs, less repayments of license and sub license agreement obligation of $330,390.

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


                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      a.  Exhibits:

          27.01  Financial Data Schedule

      b.  Reports on Form 8-K:

          The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1998






                                 SIGNATURES
                                 ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WALKER WINGSAIL AMERICA, INC.




November 11, 1998                      /s/ John Walker
-----------------                      ---------------------------------
                                       John Walker, President (Principal
                                       Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)