Form 10QSB
period 1998-09-30
WALKER WINGSAIL AMERICA INC
filed 1998-11-13
CIK 942652

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 Form 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                       Yes    X     No
                           -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1998:

      Common Stock $0.001 par value              2,386,680
      -----------------------------              ---------
                  Class                       Number of Shares


                         WALKER WINGSAIL AMERICA INC

INDEX                                                                 Page


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Balance Sheets -
             September 30, 1998 and December 31, 1998                   3

            Condensed Statements of Operations -
             For the Three Months ended September 30, 1998 and 1997
             For the Nine Months ended September 30, 1998 and 1997
             For the Cumulative From Inception
             (January 19, 1995) to September 30, 1998                   4

            Condensed Statements of Cash Flows -
             For the Nine Months ended September 30, 1998 and 1997
             For the Cumulative From Inception
             (January 19, 1995) to March 31, 1998                       5

            Notes to Condensed Financial Statements                    6-7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations               8-9


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            10-11

            Signatures


PART 1    FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS


Condensed Balance Sheets                                Walker Wingsail America Inc
                                                        (A Development Stage Company)
-------------------------------------------------------------------------------------
                                                          Sep 30,        December 31,
                                                           1998              1977
                                                        (Unaudited)
-------------------------------------------------------------------------------------
Assets                                                   $                 $

Current Assets:
  Cash                                                       1,162            2,341
  Prepaid Expenses and Other Current Assets                  2,100            2,100
-----------------------------------------------------------------------------------
Total Current Assets                                         3,262            4,441

  Intangible Assets, Net of Accumulated Amortization
   of $680 and $527, Respectively                              338              491
  Due from Affiliated Entity (Note 6)                       44,113          101,391
-----------------------------------------------------------------------------------

Total Assets                                                47,713          106,323
                                                         ==========================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable and Accrued Expenses                        951            4,625
  Note Payable,                                            112,500          150,000
  Customer Deposits                                         19,958           19,958
-----------------------------------------------------------------------------------
Total Current Liabilities                                  133,409          174,583

  Due to Affiliated Entity (Note 6)                              0                0
  License and Sub-License Agreement Obligation
-----------------------------------------------------------------------------------
Total Liabilities                                          133,409          174,583
-----------------------------------------------------------------------------------

Stockholders' Equity
  Preferred Stock: $.001 Par Value; 5,000,000 Shares
   Authorized Common Stock: $.001 Par Value;
   20,000,000 Shares Authorized 2,386,680
   Shares Issued and Outstanding (Note 9)                    2,387            2,387
  Additional Paid-in Capital                               858,547          858,547
  Deficit Accumulated During Development Stage            (946,630)        (929,194)
-----------------------------------------------------------------------------------
Total Stockholders' Equity                                 -85,696          -68,260
-----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity               $  47,713         $106,323
                                                         ==========================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


Condensed Statements of Operations


                                                                                              Walker Wingsail America, Inc
                                                                                              (A Development Stage Company)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Cumulative
                                                      For the Three Months Ended    For the Nine   For the Nine     From Inception
                                                                                    Months Ended   Months Ended   (January 19, 1995)
                                                        Sep 30,        Sep 30,        Sep 30,        Sep 30,       to September 30,
                                                         1998           1997           1998           1997               1998
                                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Selling, General and Administrative Expenses             (1,274)       (13,055)       (17,435)       (89,539)         (1,007,507)
--------------------------------------------------------------------------------------------------------------------------------

Other Income(Loss)
  Deferred Syndication Costs                                                                                             (43,062)
  Interest Expense                                                                                                       (17,223)
  Gain on Sale of Demonstration Yacht                                                                                      8,850
  Gain on Surrender of License Agreement                                  96,036                        96,036            96,036
  Interest Income                                                                                           64             4,327
  Other Income                                                                                                             2,130
  Gain (Loss) on Foreign Currency Exchange Rate                                                             (6)            9,820
--------------------------------------------------------------------------------------------------------------------------------
Total Other Income(Loss)                                      -         96,036              -           96,094            60,878
--------------------------------------------------------------------------------------------------------------------------------

Net Income(Loss) from Development Stage Operations    $  (1,274)     $  82,981      $ (17,435)     $   6,555          $ (946,629)
                                                      ==========================================================================

Net Income(Loss) Per Share                                    -           0.03          (0.01)             -               (0.40)
                                                      ==========================================================================
Weighted Average Number of Common Shares Outstanding  2,386,680      2,386,680      2,386,680      2,386,680           2,382,686
                                                      ==========================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


Condensed Statements of Cash Flows


                                                                                 Walker Wingsail America,Inc
                                                                                (A Development Stage Company)
----------------------------------------------------------------------------------------------------------------
                                                              For the Nine    For the Nine        Cumulative
                                                              Months Ended    Months Ended      From Inception
                                                                 Sep 30          Sep 30       (January 19, 1995)
                                                                  1998            1997         to Sep 30, 1998
                                                              (Unaudited)     (Unaudited)         (Unaudited)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities                            (17,435)          6,555            (946,629)
  Net Loss from Development Stage Operations
  Adjustments to Reconcile Net Loss from Development Stage
  Operations to Net Cash
   (Used In) Provided by Operating Activities:
    Depreciation and Amortization                                   153          22,315             102,018
    Gain on Sale of Demonstration Yacht                                                              (8,850)
    Gain on Surrender of License Agreement                                      (96,036)            (96,036)
    Non-Cash Debt Issuance Costs
    Amortization of Note Payable Discount                                         1,902               7,500
    Deferred Syndication Costs                                                                       43,062
    Stock Compensation for Services Rendered                                                         18,500
    Decrease (Increase) in Prepaid Expenses and Other                                                (2,100)
      Current Assets
    (Decrease) Increase in Accounts Payable                      (3,675)        (14,746)                950
    (Decrease) Increase in Customer Deposits                                    (24,930)             19,958
    (Decrease) Increase in Due to Affiliated Entity                              86,663             228,999
    (Increase) Decrease in due from Affiliated Entity            57,278                              57,278
-----------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Operating Activities              36,321         (18,277)           (575,350)
-----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Proceeds from Sale of Demonstration Yacht                                                         357,000
  Acquisition of Demonstration Yacht                                                               (353,452)
  Organization Costs                                                                                 (1,018)
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                             -               -               2,530
-----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Note Payable                                                            142,500
  Capital Repayment of Loan                                     (37,500)                            (37,500)
  Principal Repayments of License and Sub-License
   Agreement Obligation                                                                            (330,390)

  Proceeds from Issuance of Common Stock, Net of
   Syndication Costs                                                                                842,434
  Deferred Syndication Costs                                                                        (43,062)
-----------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Financing Activities             (37,500)              -             573,982
-----------------------------------------------------------------------------------------------------------

Net Increase in Cash                                             (1,179)        (18,277)              1,162
                                                                -------------------------------------------
Cash, Beginning                                                   2,341          21,461                   -
                                                                -------------------------------------------
Cash, Ending                                                    $ 1,162         $ 3,184            $  1,162
                                                                ===========================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


NOTES TO CONDENSED FINANCIAL        WALKER WINGSAIL AMERICA, INC.
STATEMENTS (UNAUDITED)              (A DEVELOPMENT STAGE COMPANY)

1.    INTERIM REPORTING:

In the opinion of management, the accompanying unaudited interim condensed financial statements of Walker Wingsail America Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997; the results of its operations and its cash flows for the nine months ended September 30, 1998 and 1997 and the cumulative period from inception (January 19, 1995) through September 30, 1998

The information included in the condensed balance sheet as of December 31, 1997 has been derived from the Company 's Form 10-KSB for the year ended December 31, 1997 (1997 Form 10-KSB). The unaudited condensed financial statements contained herein should be read in conjunction with the financial statements and the corresponding notes contained in the Company's 1997 Form 10-KSB.

2.    NET LOSS PER SHARE:

Net loss per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the corresponding periods.

3.    DEMONSTRATION YACHT:

In February, 1997, the Company sold its demonstration yacht to Wingsail U.S.A., Inc., an unaffiliated third party, for cash consideration in the amount of $357,000.

4.    NOTE PAYABLE:

During March, 1996, the Company borrowed $142,500, net of unamortized discount of $7,500, under a 7.75% note agreement with an effective interest rate of 13.2%. Under the terms of the note agreement, the outstanding borrowings were due on March 28, 1997. A new date of December 31, 1998 has been agreed. The note is collateralized by substantially all assets of the Company. As of September 30, 1998 borrowings outstanding under the note amounted to $112,500. In connection with the note agreement, the Company incurred debt issuance costs in the amount of $12,500 and issued 50,000 shares of its .001 par value common stock to the lender. Such shares of common stock have been recorded at a value of $3,500 in the accompanying balance sheet as issued and outstanding common stock.

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

 6.    DUE TO/FROM AFFILIATED ENTITY

As a result of Walker Wingsail America Inc (WWA) cancelling the license and sub-license agreement, WWS reversed the license fee and netted this figure off against the balance due to WWS in the amount of $228,999. The remaining net balance of $44,113 has been included in as due from affiliated entity and will be used to reduce the cost of the investment by WWS. (See note 5)

7.    SALES REPRESENTATION AGREEMENTS:

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

9.    COMMON STOCK ISSUANCE:

No stock has been issued during the nine months ended September 30, 1998.

10.   VOLUNTARY LIQUIDATION OF WALKER WINGSAIL SYSTEMS PLC

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

On August 18, 1998 shareholders of WWS were advised that the above resolutions of the two meetings were passed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 WITH THE QUARTER ENDED SEPTEMBER 30, 1997 AND THE PERIOD FROM INCEPTION FROM (JANUARY 19, 1995) to SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

During the period from the inception of the Company (January 19, 1995) through September 30, 1998, the Company has engaged in no significant operations. During the Current Period (defined below) the Company's primary activities consisted of acting as a sales representative for an affiliated entity, Walker Wingsail Systems PLC ( WWS ).

No revenues were received by the Company from operations during the nine month period ended September 30, 1998, (the Current Period ), or the nine month period ended September 30, 1997, (the Prior Period ), or during the period from inception (January 19, 1995) to September 30 , 1998.

The Company incurred selling, general and administrative expenses of $1,274 in the Current Period and $13,055 in the Prior Period and $1,007,507 during the period from inception (January 19, 1995) to September 30, 1998.

The Company incurred depreciation and amortization expenses of $51 in the Current Period and $51 in the Prior Period and $102,018 during the period from inception (January 19, 1995) to September 30, 1998.

The Company incurred no other income during the current period. In the prior period the Company incurred a gain on the reversal of amortization in respect of the surrender of the license agreement of $96,036. During the period from inception (January 19, 1995 to September 30, 1998 the Company received other income of $121,163, including a gain on surrender of license agreement of $96,036 with Deferred Syndication Costs of $43,062 and Interest Expense of $17,223.

During the three months ended September 30, 1998 the net cash used in operating activities amounted to $530, of this amount cash was decreased in the amount of $1,223 as a result of the net income, net of non-cash items. There was a decrease of $1,605 in accounts payable and a decrease in the amount due from affiliated entity of $2,298. In the prior period the net cash used in operating activities amounted to $5,309, of this amount cash was decreased in the amount of $13,004 as a result of the net income, net of non-cash items. A decrease of $2,164 in accounts payable, and an increase in the amount due to the affiliated entity of $9,859.

During the period of inception (January 19, 1995) to September 30, 1998 the net cash used in operating activities amounted to $575,350. Of this amount, cash was decreased in the amount of $880,435 as a result of the net loss, net of non-cash items.

There were no cash flows from investing activities during the current or prior period. During the period from inception (January 19, 1995) to September 30, 1998 the cash flows from investing activities amounted to $2,530 which consisted of the purchase of the demonstration yacht for $353,452, the proceeds from the sale of the demonstration yacht in the amount of $357,000, and an outlay for organization costs in the amount of $1,018.

During the three months ended September 30, 1998, and the prior period, there was no cash used in financing activities. During the period from inception (January 19 1995) to March 31, 1998, the net cash provided by financing activities amounted to $573,982 which consisted of $842,434 in proceeds of issuance of Common Stock, $105,000 proceeds from issuance of note payable, less $43,062 in deferred syndication costs, less repayments of license and sub license agreement obligation of $330,390.

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

The Company is not currently committed to expend funds for marketing or any other activities or purchases. During 1998/1999, it is management's intention to incur minimal office and administration expenses and professional fees. These continued losses and deficiency in working capital raise substantial doubt about the Company and its ability to continue in existence as a going concern. In regard to this matter, the control of the Company was shifted to WWS through an exchange of stock. In July 1997 Walker Wingsail Systems plc (WWS) made an offer of takeover of the Company, and this was taken up by 56% of issued stock. The Company and its ability to continue as a going concern is dependent upon the ability of WWS to support the Company in meeting its obligations for professional and administrative costs until such time as the Company is sold.

Since the voluntary liquidation of WWS, there has been no costs incurred that cannot be paid by the funds held by WWA. It will therefore have to cease trading until such time as the Company can be sold as a shell
corporation.   A form 15 will be filed.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


      a.   Exhibits:

           27.01    Financial Data Schedule

      b.   Reports on Form 8-K:

           The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1998


                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WALKER WINGSAIL AMERICA, INC.




November 11 1998
----------------                       ---------------------------------
                                       John Walker, President (Principal
                                       Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)